Form 10-Q
period 2019-03-31
Landcadia Holdings II, Inc.
filed 2019-06-19
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Landcadia Holdings II, Inc.

(Exact name of registrant as specified in its charter)

001-38893

(Commission File Number)

Delaware	83-3593048
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1510 West Loop South, Houston, Texas 77027

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 713-850-1010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	LCAHU	The Nasdaq Stock Market LLC

Class A common stock, par value $0.0001 per share	LCA	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	LCAHW	The Nasdaq Stock Market LLC

As of June 19, 2019, 7,906,250 shares of Class B common stock, par value $0.0001 per share, and 31,625,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings II, inc.

Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current Assets	$-	$-
Deferred offering costs	230,427	-
Total Assets	$230,427	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$146,957	$-
Notes payable, affiliates	104,444	-
Total current liabilities	251,401	-
Commitments	-	-

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no shares issued and outstanding	-	-
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 7,906,250 and 3,815,625, issued and outstanding, respectively	791	382
Additional paid-in capital	10,209	618
Accumulated deficit	(20,974)	-
Stock subscription receivable, affiliates.	(11,000)	(1,000)
Total Stockholders' deficit	(20,974)	-
Total liabilities and stockholders' deficit	$230,427	$-

The accompanying notes are an integral part of these financial statements.

1

Landcadia Holdings II, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2019	2018

General and administrative expenses	$20,974	$-
Net loss	$(20,974)	$-

Basic and diluted loss per share:
Net loss per share	$(0.00)	$-
Basic and diluted weighted average number of shares outstanding	5,096,438	3,317,875

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated	Stock subscription receivable,
	Shares	Amount	Paid-in Capital	Deficit	affiliates	Total
Balance, December 31, 2018	3,815,625	$382	$618	$-	$(1,000)	$-
Class B shares issued	4,090,625	409	9,591	-	(10,000)	-
Net loss	-	-	-	(20,974)	-	(20,974)
Balance, March 31, 2019 (unaudited)	7,906,250	$791	$10,209	$(20,974)	$(11,000)	$(20,974)

	Common Stock		Additional	Accumulated	Stock subscription receivable,
	Shares	Amount	Paid-in Capital	Deficit	affiliates	Total
Balance, December 31, 2017	3,815,625	$382	$618	$-	$(1,000)	$-
Net income	-	-	-	-	-	-
Balance, March 31, 2018 (unaudited)	3,815,625	$382	$618	$-	$(1,000)	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(20,974)	$-
Increase in accounts payable and accrued liabilities	20,974	-
Net cash provided by (used in) operating activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Non-cash financing activities:
Deferred offering costs, included in accounts payable and accrued liabilities	$146,957	$-
Deferred offering costs, included in notes payable, affiliates	83,470	-
Stock subscriptions receivable, affiliates	11,000	-

The accompany notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Notes to Financial Statements

1.	Nature of Business and Subsequent Events

Business

Landcadia Holdings II, Inc., (the “Company”), was formed as CAPS Holding LLC, a Delaware limited liability company on August 11, 2015 and converted into a Delaware corporation on February 4, 2019.

The Company has not had any significant operations to date. The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not yet identified a Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful.

All activity through March 31, 2019 relates to the Company’s formation and its initial public offering of units (the “Public Offering”), which is described below.

Sponsors

The Company’s sponsors are Fertitta Entertainment, Inc. (“FEI”) and Jefferies Financial Group Inc. (“JFG” and, together with FEI, the “Sponsors”).

Financing

The Company intends to finance its Business Combination in part with proceeds from its $316,250,000 Public Offering and a $8,825,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”), see Notes 4 and 5. The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 6, 2019. The Company consummated the Public Offering of 31,625,000 units, including the issuance of 4,125,000 units as a result of the underwriters’ exercise of their over-allotment option in full (the “Units”) at $10.00 per Unit on May 9, 2019, generating gross proceeds of $316,250,000. Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 5,883,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant. Upon the closing of the Public Offering and Private Placement on May 9, 2019, $316,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

Trust Account

The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company’s third amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay taxes obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by May 9, 2021 (within 24 months from the closing of the Public Offering) or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by May 9, 2021, subject to applicable law.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company, after signing a definitive agreement for the Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the Trust Account and not previously released to the Company to pay its taxes. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of the Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering, without the Company’s prior consent.

The Public Shares will be recorded at their redemption amount and classified as temporary equity (“Redeemable Shares”), in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ On May 9, 2019 the amount in the Trust Account was initially $10.00 per Public Share ($316,250,000 held in the Trust Account divided by 31,625,000 Public Shares). See Note 4.

The Company will have 24 months from the closing of the Public Offering (or until May 9, 2021) to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims to creditors and the requirements of other applicable law. The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founders Shares (as defined below) held by them if the Company fails to complete its Business Combination by May 9, 2021; however, if the Sponsors, officers and directors acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Pursuant to the letter agreement referenced above, the Sponsors, officers and directors agreed that, if the Company submits the Business Combination to the Company’s public stockholders for a vote, such parties will vote their Founders Shares and any Public Shares in favor of the Business Combination.

Subsequent Events

We have evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. As described above, the Company consummated its $316,250,000 Public Offering and a $8,825,000 Private Placement on May 9, 2019.

On May 6, 2019 the Company conducted a 1:1.10 stock split of the Founders Shares so that total issued and outstanding Founders Shares were 7,906,250. The financial statements reflect the changes from splits retroactively for all periods presented.

Further as of May 14, 2019, the Sponsors loans recorded in Notes Payable, affiliates had been repaid in full.

Fiscal Year End

The Company has a December 31 fiscal year-end.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Landcadia Holdings II, Inc., have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 6, 2019, and the Company’s audited balance sheet and notes thereto included in the Company’s Form 8-K filed with the SEC on May 15, 2019.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Deferred offering costs consist of costs incurred for legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation of the Public Offering. These costs were deferred as of March 31, 2019 and were charged to additional paid-in capital upon completion of the Public Offering on May 9, 2019.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $146,957 as of March 31, 2019, and primarily consist of costs incurred for formation and preparation of the Public Offering with corresponding amounts charged to Deferred Offering Costs.

Loss Per Common Share

Loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsors. In accordance with FASB ASC 260, “Earnings Per Share”, the loss per share calculation reflects the effect of the stock splits as discussed in Notes 3. The Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock, as a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There was no income tax provision for the periods ended March 31, 2019 and 2018.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of the Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. The Company converted to a corporation in February 2019, therefore this Tax Reform has no effect on the Company’s financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	Stockholders’ Equity

In 2015, JFG purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On February 14, 2019, the Company amended the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A shares at par value $0.0001 per share; 20,000,000 shares are Class B shares at par value $0.0001 per share (the “Founders Shares”); and 1,000,000 shares are Preferred stock at par value $0.0001 per share. Simultaneously, the Company reclassified all of its issued and outstanding shares of common stock to Founders Shares and conducted a 1:2,775 stock split. Also, on February 14, 2019, the Company issued 2,975,000 additional Founders Shares to FEI for $10,000. On March 13 2019, the Company conducted a 1:1.25 stock split and on May 6, 2019 a 1:1.10 stock split of the Founders Shares. The financial statements reflect the changes from these splits retroactively for all periods presented.

Following these transactions, the Sponsors owned 7,906,250 issued and outstanding Founders Shares and the Company had $11,000 of invested capital, or $0.002 per share.

For further information on the Founders Shares, see Note 5.

4.	Public Offering

Public Units

In the Public Offering, which closed May 9, 2019, the Company sold 31,625,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (each a “Public Warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement to register the shares of common stock underlying the warrants under the Securities Act following the completion of the Business Combination. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Business Combination on or prior to May 9, 2021, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Underwriting Commissions

The Company paid an underwriting discount of $6,325,000 ($0.20 per Unit sold) to the underwriters at the closing of the Public Offering on May 9, 2019, with an additional fee (“Deferred Discount”) of $11,068,750 ($0.35 per Unit sold) payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. See Note 5 for further information on underwriting commissions.

5.	Related Party Transactions

Founders Shares

The Founders Shares are identical to the Public Shares except that the Founders Shares are subject to certain transfer restrictions and automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. The initial stockholders collectively own 20% of the Company’s issued and outstanding shares of common stock after the Public Offering.

The holders of the Founders Shares have agreed not to transfer, assign or sell any of their Founders Shares until one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, (i) the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ‘‘Lock Up Period’’).

The Founders Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founders Shares will equal, in the aggregate, 20% of the total number of all shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Sponsors, officers or directors upon conversion of working capital loans; provided that such conversion of Founders Shares will never occur on a less than one-for-one basis.

Sponsor Warrants

In conjunction with the Public Offering that closed on May 9, 2019 the Sponsors purchased an aggregate of 5,883,333 Sponsor Warrants at a price of $1.50 per warrant ($8,825,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $316,250,000 was placed in the Trust Account.

Each Sponsor Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless.

On June 12, 2019, FEI assigned and transferred all of the 2,941,667 Sponsor Warrants and 4,090,625 Founders Shares held by it to Tilman J. Fertitta, the Company's Chief Executive Officer and Co-Chairman, for the same prices originally paid by FEI for such securities ($4,412,500.50 and $10,000, respectively). In connection with such transfers, Mr. Fertitta entered into the registration rights agreement entered into by the Sponsors and the Company in connection with the Public Offering, which registration rights are described below.

Registration Rights

The holders of the Founders Shares, Sponsor Warrants, shares of Class A common stock issuable upon conversion of the Founders Shares, Sponsor Warrants or Working Capital Loans will be entitled to registration rights. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG may not exercise its demand and “piggyback” registration rights after five (5) and (7) years, respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Commissions

Jefferies LLC is the underwriter of the Public Offering, and its indirect parent, JFG, beneficially owns 48.25% of the Founders Shares. Jefferies LLC received all of the underwriting discount that was due at the closing of the Public Offering, and will receive the additional Deferred Discount payable from the Trust Account upon completion of the Business Combination. See Note 4 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay FEI for office space, utilities and secretarial and administrative support, in an amount equal to $10,000 per month. As of March 31, 2019 the company had recorded management fees of $20,000 payable to FEI.

Sponsor Indemnification

The Sponsors have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act.

Sponsor Loans

On February 14, 2019 the Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the Public Offering. These loans were payable without interest on the earlier of September 30, 2019 or the completion of the Public Offering.

As of March 31, 2019, the Company recorded $104,444 in Notes payable, affiliates of which $20,000 relates to management fees payable to FEI and $84,444 related to offering costs and expenses paid by the JFG. As of May 14, 2019, the amounts recorded in Notes Payable, affiliates were repaid in full.

In addition, the Sponsors will not be prohibited from loaning the Company funds in order to finance transaction costs in connection with the Business Combination. Up to $1,500,000 of these loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans. See Note 4 for the terms of the warrants.

Landcadia Holdings II, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses (“Business Combination”). We consummated our initial public offering (“Public Offering”) on May 9, 2019 and are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our public offering and the private placement of warrants described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

The Company’s management team is led by Tilman Fertitta, our Co-Chairman and Chief Executive Officer, and Richard Handler, our Co-Chairman and President. Mr. Fertitta is the sole shareholder, Chairman and Chief Executive Officer of Fertitta Entertainment, Inc. (“FEI”) and Mr. Handler is the Chief Executive Officer of Jefferies Financial Group Inc. (“JFG”), and its largest operating subsidiary, Jefferies LLC, a global investment banking firm. The Company’s sponsors are FEI and JFG (collectively, the “Sponsors”).

Liquidity and Capital Resources

On May 9, 2019 we consummated a $316,250,000 public offering consisting of 31,625,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-third of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, we consummated a $8,825,000 private placement (“Private Placement”) of an aggregate of 5,883,333 warrants (“Sponsor Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on May 9, 2019, $316,250,000 in proceeds (including $11,068,750 of deferred underwriting commissions) from the public offering and private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The remaining $8,825,000 held outside of trust was used to pay underwriting commissions of $6,325,000, loans to our Sponsors, and deferred offering and formation costs.

Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender and would be identical to the sponsor warrants.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and its initial public offering. We expect to generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities that will be held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended March 31, 2019 and 2018, we had net loss of $20,974 and $0, respectively. The net loss for the three months ended March 31, 2019 relate to management fees for administrative services.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Redeemable Shares

All of the 31,625,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

As of March 31, 2019, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2019, we were not subject to any market or interest rate risk. On May 9, 2019, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2019 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the Public Offering dated May 6, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2019 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Prospectus. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 14, 2019, we sold 2,975,000 shares of our Class B common stock (the “Founders Shares”) to FEI for $10,000. On March 13, 2019, we conducted a 1:1.25 stock split of the Founders Shares and on May 6, 2019 we conducted a 1:1.10 stock split of the Founders Shares, resulting in the Sponsors owning an aggregate of 7,906,250 Founds Shares. Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 5,883,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $8,825,000 in the Private Placement. These securities were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each of our Sponsors is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

On May 6, 2019, we consummated the Public Offering of 31,625,000 Units, including the issuance of 4,125,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A Common Stock and one-third of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $316,250,000. Jefferies LLC served as the sole book-running manager of the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-230946). The SEC declared the registration statement effective on May 6, 2019.

Following the closing of the Public Offering and the Private Placement, $316,250,000 was placed in the Trust Account, comprised of $309,925,000 of the proceeds from the Public Offering (which amount includes $11,068,750 of the underwriters’ deferred discount) and $6,325,000 of the proceeds of the Private Placement. We paid $6,325,000 in underwriting discounts and recorded approximately $586,000 for other costs and expenses related to the Public Offering. We also repaid $114,444 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the Public Offering. There has been no material change in the planned use of proceeds from the public offering as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDCADIA HOLDINGS II, INC.

	By:	/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta
Title: Chief Executive Officer(principal executive officer)

	By:	/s/ Richard H. Liem
Name: Richard H. Liem
Title: Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: June 19, 2019

