Form 10-Q
period 2019-06-30
Landcadia Holdings II, Inc.
filed 2019-08-08
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes   ☐ No

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

☒ Yes   ☐ No

As of August 8, 2019, 7,906,250 shares of Class B common stock, par value $0.0001 per share, and 31,625,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings II, inc.

Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current Assets:
Cash	$1,859,343	$-
Prepaid assets	4,451	-
Total current assets	1,863,794	-

Cash and investments held in trust account	317,413,475	-
Total Assets	$319,277,269	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$156,353	$-
Accounts payable, affiliates	20,000	-
Income taxes payable	218,382	-
Total current liabilities	394,735	-

Deferred underwriting commissions	11,068,750	-
Total Liabilities	11,463,485	-

Class A common stock subject to possible redemptions, 30,191,153 shares at redemption value of $10.03	302,813,774	-

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,433,847 shares issued and outstanding (excluding 30,191,153 shares subject to possible redemption) at June 30, 2019	143	-
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 7,906,250 and 3,815,625 issued and outstanding, respectively	791	382
Additional paid-in capital	4,177,542	618
Retained Earnings	821,534	-
Stock subscription receivable, affiliates	-	(1,000)
Total Stockholders' equity	5,000,010	-
Total liabilities and stockholders' equity	$319,277,269	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Expenses:
General and administrative expenses	$102,585	$-	$123,559	$-
Loss from operations	(102,585)	-	(123,559)	-
Other income:
Interest income	1,163,475	-	1,163,475	-

Income before taxes	1,060,890	-	1,039,916	-
Tax provision	(218,382)	-	(218,382)	-
Net income	$842,508	$-	$821,534	$-

Basic and diluted loss per share:
Loss per share available to common shares	$(0.01)	$-	$(0.01)	$-
Basic and diluted weighted average number of shares	8,282,500	3,317,875	6,698,270	3,317,875

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional	Retained	Stock subscription
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	receivable, affiliates	Total
Balance, December 31, 2018	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Class B shares issued	-	-	4,090,625	409	9,591	-	(10,000)	-
Net loss	-	-	-	-	-	(20,974)	-	(20,974)
Balance, March 31, 2019 (unaudited)	-	$-	7,906,250	$791	$10,209	$(20,974)	$(11,000)	$(20,974)
Sponsor warrants issued included in Units	-	-	-	-	8,825,000	-	-	8,825,000
Class A shares issued	31,625,000	3,163	-	-	316,246,837	-	-	316,250,000
Underwriters commissions and offering costs	-	-	-	-	(18,093,750)	-	-	(18,093,750)
Class A shares subject to redemption	(30,191,153)	(3,020)	-	-	(302,810,754)	-	-	(302,813,774)
Payment of stock subscription receivable, affiliates	-	-	-	-	-	-	11,000	11,000
Net loss	-	-	-	-	-	842,508	-	842,508
Balance, June 30, 2019 (unaudited)	1,433,847	$143	7,906,250	$791	$4,177,542	$821,534	$-	$5,000,010

	Class A Common Stock		Class B Common Stock		Additional	Retained	Stock subscription
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	receivable, affiliates	Total
Balance, December 31, 2017	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Net income	-	-	-	-	-	-	-	-
Balance, March 31, 2018 (unaudited)	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Net income	-	-	-	-	-	-	-	-
Balance, June 30, 2018 (unaudited)	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$821,534	$-
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(1,163,475)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(4,451)	-
Increase (decrease) in accounts payable and accrued liabilities	53,000	-
Increase (decrease) in income taxes payable	218,382	-
Increase (decrease) in accounts payable to affiliate	20,000	-
Net cash used in operating activities	(55,010)	-

Cash flows from investing activities:
Cash deposited in trust account	(316,250,000)	-
Net cash used in investing activities	(316,250,000)	-

Cash flows from financing activities:
Proceeds from public offering	316,250,000	-
Proceeds from sale of private placement warrants	8,825,000	-
Proceeds from sale of common stock to sponsor	10,000	-
Payment for underwriting discounts	(6,325,000)	-
Payment of offering costs	(513,177)	-
Payment of notes payable, affiliates	(83,470)	-
Proceeds from stock subscriptions receivable, affiliates	1,000	-
Net cash provided by financing activities	318,164,353	-

Net increase in cash and cash equivalents	1,859,343	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$1,859,343	$-

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$855,614	$-
Initial classification of common shares subject to possible conversion	$301,958,160	$-
Deferred underwriting commissions	$11,068,750	$-
Accrued offering costs	$103,353	$-
Offering costs included in Notes payable, affiliates	$83,470	-

The accompany notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Notes to Financial Statements

1.	Nature of Business and Subsequent Events

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

All activity through June 30, 2019 relates to the Company’s formation and its initial public offering of units (the “Public Offering”), which is described below.

Sponsors

The Company’s sponsors are Fertitta Entertainment, Inc. (“FEI”) and Jefferies Financial Group Inc. (“JFG” and, together with FEI, the “Sponsors”). FEI is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

Financing

The Company intends to finance its Business Combination in part with proceeds from its $316,250,000 Public Offering and $8,825,000 private placement (the “Private Placement”), see Notes 4 and 5. The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 6, 2019. The Company consummated the Public Offering of 31,625,000 units, including the issuance of 4,125,000 units as a result of the underwriters’ exercise of their over-allotment option in full (the “Units”), at $10.00 per Unit on May 9, 2019, generating gross proceeds of $316,250,000. Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 5,883,333 warrants (the “Sponsor Warrants”) at a price of $1.50 per Sponsor Warrant. Upon the closing of the Public Offering and Private Placement, $316,250,000 from the net proceeds of the sale of the Units in the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

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

The Company’s third amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by May 9, 2021 (within 24 months from the closing of the Public Offering); or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by May 9, 2021, subject to applicable law.

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

The Sponsors and the Company's officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founders Shares (as defined below) and Public Shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founders Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Charter to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by May 9, 2021, or to provide for redemption in connection with a Business Combination and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founders Shares if the Company fails to complete a Business Combination by May 9, 2021, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame; and (iv) vote any Founders Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering, without the Company’s prior consent.

The Public Shares have been recorded at their redemption amount and classified as temporary equity (“Redeemable Shares”), in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.00 per Public Share ($316,250,000 held in the Trust Account divided by 31,625,000 Public Shares). See Note 3.

The Company will have until May 9, 2021 to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims to creditors and the requirements of other applicable law. The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founders Shares (as defined below) held by them if the Company fails to complete its Business Combination by May 9, 2021; however, the Sponsors, officers and directors are entitled to liquidating distributions from the Trust Account with respect to Public Shares held by them if the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Pursuant to the letter agreement referenced above, the Sponsors, officers and directors agreed that, if the Company submits the Business Combination to the Company’s public stockholders for a vote, such parties will vote their Founders Shares and any Public Shares in favor of the Business Combination.

Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

Fiscal Year End

The Company has a December 31 fiscal year-end.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements include the accounts of Landcadia Holdings II, Inc., and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 6, 2019, and the Company’s audited balance sheet and notes thereto included in the Company’s Form 8-K filed with the SEC on May 15, 2019.

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

Cash and Cash equivalents

The Company considers cash equivalents to be all short-term investments with an original maturity of three months or less when purchased.

Cash consists of proceeds from the Public Offering and Private Placement held outside of the Trust Account and may be used to pay for business, legal and accounting due diligence for the Business Combination and continuing general and administrative expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts with a financial institution which may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and the Company believes that it is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering.” Offering costs of approximately $700,000 consisted of costs incurred for legal, accounting, and other costs incurred in connection with the formation and preparation of the Public Offering. These costs, together with $17,393,750 in underwriting commissions, were charged to additional paid-in capital upon the closing of the Public Offering.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $156,353 as of June 30, 2019, and primarily consist of costs incurred for the formation and preparation of the Public Offering with corresponding amounts charged to Offering costs.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ending June 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. In accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 3.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended,		Six months ended,
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$842,508	$-	$821,534	$-
Less: Income attributable to common stock subject to possible redemption	(902,243)	-	(902,243)	-
Net loss available to common shares	$(59,735)	$-	$(80,709)	$-

Basic and diluted weighted average number of shares	8,282,500	3,317,875	6,698,270	3,317,875

Basic and diluted loss available to common shares	$(0.01)	$-	$(0.01)	$-

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

There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate for the six months ended June 30, 2019 was 21.0%. There was no income tax provision for the six month period ended June 30, 2018.

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

In 2015, JFG purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On February 14, 2019, the Company amended the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A shares at par value $0.0001 per share; 20,000,000 shares are Class B shares at par value $0.0001 per share (the “Founders Shares”); and 1,000,000 shares are Preferred stock at par value $0.0001 per share. Simultaneously, the Company reclassified all of its issued and outstanding shares of common stock to Founders Shares and conducted a 1:2,775 stock split. Also, on February 14, 2019, the Company issued 2,975,000 additional Founders Shares to FEI for $10,000. On March 13, 2019, the Company conducted a 1:1.25 stock split and on May 6, 2019 a 1:1.10 stock split of the Founders Shares. The financial statements reflect the changes from these splits retroactively for all periods presented.

Following these transactions, the Sponsors owned 7,906,250 issued and outstanding Founders Shares and the Company had $11,000 of invested capital, or approximately $0.001 per share.

Redeemable Shares

All of the 31,625,000 Public Shares sold as part of the Public Offering contain a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting periods. Increases or decreases in the carrying amount of Redemption Shares will be affected by charges against additional paid-in capital.

At June 30, 2019, there were 31,625,000 Public Shares, of which 30,191,153 were classified as Redeemable Shares, classified outside of permanent equity, and 1,433,847 classified as Class A common stock.

For further information on the Founders Shares, see Note 5.

4.	Public Offering

Public Units

In the Public Offering, which closed May 9, 2019, the Company sold 31,625,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (each a “Public Warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement to register the shares of common stock underlying the warrants under the Securities Act following the completion of the Business Combination. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Business Combination on or prior to May 9, 2021, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 value per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

On June 12, 2019, FEI assigned and transferred all of the 2,941,667 Sponsor Warrants and 4,090,625 Founders Shares held by it to Tilman J. Fertitta for the same prices originally paid by FEI for such securities ($4,412,500.50 and $10,000, respectively). In connection with such transfer, Mr. Fertitta entered into the registration rights agreement entered into by the Sponsors and the Company in connection with the Public Offering, which registration rights are described below.

Registration Rights

The holders of the Founders Shares, Sponsor Warrants, shares of Class A common stock issuable upon conversion of the Founders Shares, Sponsor Warrants or Working Capital Loans will be entitled to registration rights. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG may not exercise its demand and “piggyback” registration rights after five and seven years, respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay FEI for office space, utilities and secretarial and administrative support, in an amount equal to $10,000 per month ending on the earlier of the completion of a Business Combination or May 9, 2021, if the company is unable to complete the Business Combination. The Company has recorded administrative services fees of $50,000, of which $20,000 is included in Accounts payable, affiliates, as of June 30, 2019.

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

Sponsor Loans

On February 14, 2019, the Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the Public Offering. These loans of $83,470 were repaid in full on May 14, 2019.

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

Landcadia Holdings II, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. For example, statements made relating to future business combinations, use of proceeds of past securities offerings, future loans and conversions of warrants are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s final prospectus relating its initial public offering (the “Public Offering”) dated May 6, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2019 (the “Prospectus). The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses (“Business Combination”). We consummated the Public Offering on May 9, 2019 and are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our public offering and the private placement of warrants described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

The Company’s management team is led by Tilman Fertitta, our Co-Chairman and Chief Executive Officer, and Richard Handler, our Co-Chairman and President. Mr. Fertitta is the sole shareholder, Chairman and Chief Executive Officer of Fertitta Entertainment, Inc. (“FEI”) and Mr. Handler is the Chief Executive Officer of Jefferies Financial Group Inc. (“JFG”), and its largest operating subsidiary, Jefferies Group LLC, a global investment banking firm. The Company’s sponsors are FEI and JFG (collectively, the “Sponsors”).

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

As of June 30, 2019, we had an unrestricted balance of $1,859,343 as well as cash and accrued interest held in trust of $317,413,475. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender and would be identical to the sponsor warrants.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and its initial public offering and search for a suitable Business Combination. We generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended June 30, 2019 and 2018, we had a net income of $842,508 and $0, respectively. For the six months ended June 30, 2019 and 2018, we had a net income of $821,534 and $0, respectively. The income for the three and six months ended June 30, 2019 relates to earnings on the Trust Account assets offset by general and administrative costs and management fees for administrative services.

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

Redeemable Shares

All of the 31,625,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At June 30, 2019, there were 31,625,000 public shares, of which 30,191,153 were recorded as redeemable shares, classified outside of permanent equity, and 1,433,847 were classified as Class A common stock.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share included the incremental number of shares of common stock to be issued to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ending June 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the three and six months ended June 30, 2019 the Company reported a loss available to common share holders of $0.01.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

As of June 30, 2019, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019, we were not subject to any market or interest rate risk. On May 9, 2019, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2019 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in the Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Following the closing of the Public Offering and the Private Placement, $316,250,000 was placed in the Trust Account, comprised of $309,925,000 of the proceeds from the Public Offering (which amount includes $11,068,750 of the underwriters’ deferred discount) and $6,325,000 of the proceeds of the Private Placement. We paid $6,325,000 in underwriting discounts and recorded $616,530 for other costs and expenses related to the Public Offering. We also repaid $83,470 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the Public Offering. There has been no material change in the planned use of proceeds from the public offering as described in the Prospectus.

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

LANDCADIA HOLDINGS II, INC.

	By:	/s/ Tilman J. Fertitta
		Name:	Tilman J. Fertitta
		Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Richard H. Liem
		Name:	Richard H. Liem
		Title:	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: August 8, 2019

