Form 10-Q
period 2019-09-30
Landcadia Holdings II, Inc.
filed 2019-11-12
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 7, 2019, 7,906,250 shares of Class B common stock, par value $0.0001 per share, and 31,625,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings II, inc.

Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash	$1,682,034	$-
Prepaid assets	7,761	-
Total current assets	1,689,795	-

Cash and investments held in trust account	319,034,223	-
Total Assets	$320,724,018	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$118,036	$-
Income taxes payable	542,335	-
Total current liabilities	660,371	-

Deferred underwriting commissions	11,068,750	-
Total Liabilities	11,729,121	-

Class A common stock subject to possible redemption, 30,185,504 shares at redemption value of $10.07	303,994,887	-

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,439,496 shares issued and outstanding (excluding 30,185,504 shares subject to possible redemption) at September 30, 2019	144	-
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 7,906,250 and 3,815,625 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	791	382
Additional paid-in capital.	2,996,428	618
Retained Earnings	2,002,647	-
Stock subscription receivable, affiliates	-	(1,000)
Total Stockholders' equity	5,000,010	-
Total liabilities and stockholders' equity	$320,724,018	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Expenses:
General and administrative expenses	$115,683	$-	$239,241	$-
Loss from operations	(115,683)	-	(239,241)	-
Other income:
Interest income	1,620,749	-	2,784,223	-

Income before taxes	1,505,066	-	2,544,982	-
Tax provision	(323,953)	-	(542,335)	-
Net income	$1,181,113	$-	$2,002,647	$-

Basic and diluted loss per share:
Loss per share available to common shares	$(0.01)	$-	$(0.02)	$-
Basic and diluted weighted average number of shares	9,341,939	3,317,875	7,589,177	3,317,875

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional	Retained Earnings/	Stock subscription
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	receivable, affiliates	Total
Balance, December 31, 2018	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Class B shares issued	-	-	4,090,625	409	9,591	-	(10,000)	-
Net loss	-	-	-	-	-	(20,974)	-	(20,974)
Balance, March 31, 2019 (unaudited)	-	$-	7,906,250	$791	$10,209	$(20,974)	$(11,000)	$(20,974)
Sponsor warrants issued	-	-	-	-	8,825,000	-	-	8,825,000
Class A shares issued included in Units	31,625,000	3,163	-	-	316,246,837	-	-	316,250,000
Underwriters commissions and offering costs	-	-	-	-	(18,093,750)	-	-	(18,093,750)
Class A shares subject to redemption	(30,191,153)	(3,020)	-	-	(302,810,754)	-	-	(302,813,774)
Payment of stock subscription receivable, affiliates	-	-	-	-	-	-	11,000	11,000
Net income	-	-	-	-	-	842,508	-	842,508
Balance, June 30, 2019 (unaudited)	1,433,847	$143	7,906,250	$791	$4,177,542	$821,534	$-	$5,000,010
Net income	-	-	-	-	-	1,181,113	-	1,181,113
Change in class A shares subject to redemption	5,649	1	-	-	(1,181,114)	-	-	(1,181,113)
Balance, September 30, 2019 (unaudited)	1,439,496	$144	7,906,250	$791	$2,996,428	$2,002,647	$-	$5,000,010

	Class A Common Stock		Class B Common Stock		Additional	Retained	Stock subscription
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	receivable, affiliates	Total
Balance, December 31, 2017	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Net income	-	-	-	-	-	-	-	-
Balance, March 31, 2018 (unaudited)	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Net income	-	-	-	-	-	-	-	-
Balance, June 30, 2018 (unaudited)	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Net income	-	-	-	-	-	-	-	-
Balance, September 30, 2018 (unaudited)	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,002,647	$-
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(2,784,223)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(7,761)	-
Increase (decrease) in accounts payable and accrued liabilities	19,252	-
Increase (decrease) in income taxes payable	542,335	-
Net cash used in operating activities	(227,750)	-

Cash flows from investing activities:
Cash deposited in trust account	(316,250,000)	-
Net cash used in investing activities	(316,250,000)	-

Cash flows from financing activities:
Proceeds from public offering	316,250,000	-
Proceeds from sale of private placement warrants	8,825,000	-
Proceeds from sale of common stock to sponsor	10,000	-
Payment for underwriting discounts	(6,325,000)	-
Payment of offering costs	(517,746)	-
Payment of notes payable, affiliates	(83,470)	-
Proceeds from stock subscriptions receivable, affiliates	1,000	-
Net cash provided by financing activities	318,159,784	-

Net increase in cash and cash equivalents	1,682,034	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$1,682,034	$-

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$2,036,728	$-
Initial classification of common shares subject to possible conversion	$301,958,160	$-
Deferred underwriting commissions	$11,068,750	$-
Accrued offering costs	$98,784	$-
Offering costs included in Notes payable, affiliates	$83,470	$-

The accompany notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Notes to Financial Statements

1.	Nature of Business and Subsequent Events

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

All activity through September 30, 2019 relates to the Company’s formation and its initial public offering of units (the “Public Offering”), which is described below.

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

The Company’s third amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by May 9, 2021 (within 24 months from the closing of the Public Offering); or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by May 9, 2021, subject to applicable law.

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

The Public Shares subject to possible redemption have been recorded and classified as temporary equity (“Redeemable Shares”), in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.00 per Public Share ($316,250,000 held in the Trust Account divided by 31,625,000 Public Shares). See Note 3.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $118,036 as of September 30, 2019, and primarily consist of costs incurred for the formation and preparation of the Public Offering with corresponding amounts charged to Offering costs.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and nine months ending September 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. In accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 3.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended,		Nine months ended,
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$1,181,113	$-	$2,002,647	$-
Less: Income attributable to common stock subject to possible redemption	(1,237,769)	-	(2,139,843)	-
Net loss available to common shares	$(56,656)	$-	$(137,196)	$-

Basic and diluted weighted average number of shares	9,341,939	3,317,875	7,589,177	3,317,875

Basic and diluted loss available to common shares	$(0.01)	$-	$(0.02)	$-

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate for the nine months ended September 30, 2019 was 21.3%. There was no income tax provision for the nine month period ended September 30, 2018.

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

At September 30, 2019, there were 31,625,000 Public Shares, of which 30,185,504 were classified as Redeemable Shares, classified outside of permanent equity, and 1,439,496 classified as Class A common stock.

For further information on the Founders Shares, see Note 5.

4.	Public Offering

Public Units

In the Public Offering, which closed May 9, 2019, the Company sold 31,625,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (each a “Public Warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement to register the shares of common stock underlying the warrants under the Securities Act following the completion of the Business Combination. Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Business Combination on or prior to May 9, 2021, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 value per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay FEI for office space, utilities and secretarial and administrative support, in an amount equal to $10,000 per month ending on the earlier of the completion of a Business Combination or May 9, 2021, if the Company is unable to complete the Business Combination. The Company has recorded administrative services fees of $30,000 and $80,000 for the three and nine months ended September 30, 2019.

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

As of September 30, 2019, we had an unrestricted balance of $1,682,034 as well as cash and accrued interest held in trust of $319,034,223. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender and would be identical to the sponsor warrants.

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

For the three months ended September 30, 2019 and 2018, we had a net income of $1,181,113 and $0, respectively. For the nine months ended September 30, 2019 and 2018, we had a net income of $2,002,647 and $0, respectively. The income for the three and nine months ended September 30, 2019 relates to earnings on the Trust Account assets offset by general and administrative costs and management fees for administrative services.

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

Redeemable Shares

All of the 31,625,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At September 30, 2019, there were 31,625,000 public shares, of which 30,185,504 were recorded as redeemable shares, classified outside of permanent equity, and 1,439,496 were classified as Class A common stock.

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and nine months ending September 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the three and nine months ended September 30, 2019, the Company reported a loss available to common shareholders of $0.01 and 0.02, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations

As of September 30, 2019, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019, we were not subject to any market or interest rate risk. On May 9, 2019, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending September 30, 2019 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: November 8, 2019