Form 10-K
period 2019-12-31
Landcadia Holdings II, Inc.
filed 2020-03-27
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

001-38893

(Commission File Number)

Landcadia Holdings II, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3593048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 West Loop South Houston, Texas 77027

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 713-850-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	LCAHU	The Nasdaq Capital Market LLC

Class A common stock, $0.0001 par value	LCA	The Nasdaq Capital Market LLC

Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	LCAHW	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       ☐ Yes ☒ No

Indicate by check mark if the registrant is not required of file reports pursuant of Section 13 or Section 15(d) of the Act.      ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $307,711,250 based upon the market price of $9.73 per share on June 28, 2019, excluding units held by directors and executive officers. As of March 27, 2020, 7,906,250 shares of Class B common stock, par value $0.0001 per share, and 31,625,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LANDCADIA HOLDINGS II, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Landcadia Holdings II, Inc.

PART I

References in this report to “we,” “us” or the “Company” refer to Landcadia Holdings II, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to Fertitta Entertainment, Inc., a Texas corporation, and Jefferies Financial Group, a New York corporation. References to our “initial stockholders” refer to the Sponsors and the Company’s officers and directors.

Item 1. Business

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We were incorporated as CAPS Holdings LLC, a Delaware limited liability company on August 11, 2015 and converted into a Delaware corporation on February 4, 2019. We consummated an initial public offering (“Public Offering”) on May 9, 2019, and are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our Public Offering and Private Placement (as defined below) as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

On May 9, 2019 we consummated a $316,250,000 Public Offering consisting of 31,625,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”) and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously, with the closing of the Public Offering, we consummated a $8,825,000 private placement (the “Private Placement”) of an aggregate of 5,883,333 warrants (“Sponsor Warrants”) at a price of $1.50 per warrant. The Sponsor Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by our Sponsors or their permitted transferees, (i) they are not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsors until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Prior to the Public Offering, in 2015, JFG purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On February 4, 2019, the Company amended the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A common stock; 20,000,000 shares are Class B shares at par value $0.0001 per share (the “Founders Shares”); and 1,000,000 shares are Preferred stock at par value $0.0001 per share. Simultaneously, the Company reclassified all of its issued and outstanding shares of common stock to Founders Shares and conducted a 1:2,775 stock split. Also, on February 14, 2019, the Company issued 2,975,000 additional Founders Shares to FEI for $10,000. On March 13, 2019, the Company conducted a 1:1.25 stock split, and on May 6, 2019 the Company conducted a 1:1.10 stock split of the Founders Shares. Following these transactions, the Sponsors owned 7,906,250 issued and outstanding Founders Shares.

Upon the closing of the Public Offering and Private Placement, $316,250,000 from the net proceeds of the sale of the Units in the Public Offering and the Private Placement (including $11,068,750 of deferred underwriting commissions) was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The Company’s third amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by May 9, 2021 (within 24 months from the closing of the Public Offering); or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by May 9, 2021, subject to applicable law. The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2019, we had a balance in cash and investments held in trust of $319,901,512. As of December 31, 2019, no funds had been withdrawn from the Trust Account to pay taxes. In the first quarter of 2020, we paid our franchise tax liability of $177,431 from the trust earnings and expect to pay our current income tax liability of $664,486 also with trust earnings by the federal deadline of April 15, 2020.

The remaining $8,825,000 held outside of trust was used to pay underwriting commissions of $6,325,000, loans to our Sponsors, and deferred offering and formation costs. As of December 31, 2019, we had an unrestricted balance of $1,593,104 to satisfy our working capital purposes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsors, officers, directors or stockholders are required to provide any financing to us in connection with or after our initial Business Combination.

Selection of a target business and structuring of our initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of our initial Business Combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as a discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founders Shares and any Public Shares held by them in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our third amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our third amended and restated certificate of incorporation and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial Business Combination, which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our Initial Business Combination to a Stockholder Vote

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsors, officers and directors have agreed to vote their Founders Shares and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founders Shares, we would need only 11,859,376, or 37.5%, of the 31,625,000 Public Shares sold in the Public Offering to be voted in favor of an initial Business Combination (assuming all outstanding shares are voted) in order to have our initial Business Combination approved (assuming the over-allotment option is not exercised). We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our third amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with an initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our third amended and restated certificate of incorporation provides that we have until May 9, 2021 (24 months from the closing of the Public Offering) to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 24-month time period.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Facilities

We currently maintain our executive offices at 1510 West Loop South, Houston, Texas 77027. The cost for this space is included in the $10,000 per month fee that we pay FEI for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have five officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth herein and should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

We are a blank check company with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founders Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial Business Combination unless the initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek stockholder approval of a proposed initial Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founders Shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our outstanding Public Shares do not approve of the initial Business Combination we complete.

If we seek stockholder approval of our initial Business Combination, our initial stockholders have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

Pursuant to a letter agreement, our Sponsors, officers and directors have agreed to vote their Founders Shares, as well as any Public Shares purchased (including in open market and privately-negotiated transactions), in favor of our initial Business Combination. As a result, in addition to our initial stockholders’ Founders Shares, we would need only 11,859,376, or 37.5%, of the 31,625,000 Public Shares to be voted in favor of an initial Business Combination (assuming all outstanding shares are voted) in order to have our initial Business Combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our initial stockholders to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination.

Our stockholders’ only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of their redemption rights, unless we seek stockholder approval of the initial Business Combination.

If we do not seek stockholder approval, our stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights in connection with the closing of our initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial Business Combination with a target.

We may seek to enter into an initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial Business Combination agreement with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Founders Shares results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Founders Shares at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that our public stockholders would have to wait for liquidation in order to redeem their stock.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, our public stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their stock in the open market.

The requirement that we complete our initial Business Combination by May 9, 2021, may give potential target businesses leverage over us in negotiating an initial Business Combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial Business Combination will be aware that we must complete our initial Business Combination by May 9, 2021. Consequently, such target business may have leverage over us in negotiating an initial Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination by May 9, 2021, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our third amended and restated certificate of incorporation provides that we must complete our initial Business Combination by May 9, 2021 (within 24 months from the closing of the Public Offering). We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our initial Business Combination, our Sponsors, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public holders, which may influence a vote on a proposed initial Business Combination and reduce the public “float” of our Class A common stock or public warrants.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsors, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof, in privately-negotiated transactions or in the open market, either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsors, directors, officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

Our stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, stockholders may be forced to sell their Public Shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our third amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 9, 2021, or to provide for redemption in connection with a Business Combination and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination by May 9, 2021, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination by May 9, 2021, is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the public offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate their investment, stockholders may be forced to sell their Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. There can be no assurance that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, following our initial public offering, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $4.0 million, we would be required to have a minimum of 300 round lot holders of our securities and we would be required to have a market value of listed securities of  $50.0 million There can be no assurance that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants, are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Our stockholders are not entitled to protections normally afforded to investors of many other blank check companies.

We are a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than companies subject to Rule 419. Moreover, if the Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, they will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our third amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Our stockholders’ inability to redeem their Excess Shares will reduce their influence over our ability to complete our initial Business Combination and stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, Stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of the Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until May 9, 2021, we may be unable to complete our initial Business Combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until May 9, 2021, assuming that our initial Business Combination is not completed during that time. We believe the funds available to us outside of the Trust Account will be sufficient to allow us to operate until May 9, 2021; however, there can be no assurance that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are required to seek additional capital, we would need to borrow funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of  $1.50 per warrant at the option of the lender. Prior to the completion of our initial Business Combination, we do not expect to seek advances or loans from parties other than our Sponsors or an affiliate of one of our Sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to the completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, and which could cause stockholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, there can be no assurance that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any stockholders who choose to remain stockholders following the initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, the Company’s management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if the Company’s management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, have not executed agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination by May 9, 2021, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, which is filed as an exhibit to this report, our Sponsors have agreed that they will be jointly and severally liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and public stockholders would receive such lesser amount per share in connection with any redemption of their Public Shares. Therefore, there can be no assurance that our Sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsors, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest, which may be withdrawn to pay taxes, and our Sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsors to enforce their indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsors to enforce their indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if  (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities are subject to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our third amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 9, 2021, or to provide for redemption in connection with a Business Combination; or (iii) absent an initial Business Combination by May 9, 2021, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances described herein, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination by May 9, 2021, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following May 2021, the 24th month from the closing of the Public Offering in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. There can be no assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination by May 9, 2021, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. There can be no assurance that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise are registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in the Public Offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

If our stockholders exercise their public warrants on a “cashless basis,” they will receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

Under the following circumstances, the exercise of the public warrants may be required or permitted to be made on a cashless basis: (i) if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption; (ii) if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement; and (iii) if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants multiplied by the excess of the “fair market value” (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, stockholders would receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of private placement warrants, the shares of Class A common stock issuable upon exercise of the Founders Shares and the private placement warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial Business Combination with companies in the dining, hospitality, entertainment and gaming industries but may also pursue other Business Combination opportunities, except that we are not, under our third amended and restated certificate of incorporation, permitted to effectuate our initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. There can be no assurance that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. Stockholders should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

We may seek Business Combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying companies in the dining, hospitality, entertainment and gaming industries, we will consider an initial Business Combination outside of our management’s area of expertise if an initial Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, there can be no assurance that we will adequately ascertain or assess all of the significant risk factors. There can be no assurance that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if such an opportunity were available, in an initial Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances as described herein, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may seek Business Combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historic financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the relevant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, stockholders may have no assurance from an independent source that the price we are paying for the target(s) of our initial Business Combination is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination.

We may issue additional common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Founders Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our third amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our third amended and restated certificate of incorporation authorized the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Founders Shares, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2019, there were 151,950,000 and 12,093,750 authorized but unissued shares of Class A common stock and Founders Shares, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Founders Shares. As of December 31, 2019, there were no shares of preferred stock issued and outstanding. Shares of Founders Shares are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination (although our third amended and restated certificate of incorporation provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or vote on any initial Business Combination or on matters related to our pre-initial Business Combination activity. We may also issue shares of Class A common stock upon conversion of the Founders Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our third amended and restated certificate of incorporation. However, our third amended and restated certificate of incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account, (ii) vote on any initial Business Combination or (iii) vote on matters related to our pre-initial Business Combination activity. These provisions of our third amended and restated certificate of incorporation, like all provisions of our third amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our third amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 9, 2021, or to provide for redemption in connection with a Business Combination, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in the Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, there can be no assurance that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial Business Combination candidate may resign upon completion of our initial Business Combination. The departure of an initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial Business Combination candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an initial Business Combination candidate’s management team will remain associated with the initial Business Combination candidate following our initial Business Combination, it is possible that members of the management of an initial Business Combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various their business activities, including identifying potential Business Combinations and monitoring the related due diligence, negotiations and other activities. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the initial Business Combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial Business Combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial Business Combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. There can be no assurance that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we complete our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsors, officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our third amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial Business Combination with a target business that is affiliated with our Sponsors, our directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in an initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, officers, directors or existing holders that may raise potential conflicts of interest.

In light of the involvement of our Sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, officers or directors. Our directors also serve as officers and board members for other entities which may compete with us for Business Combination opportunities. Our Sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no discussions concerning an initial Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to the Company and our stockholders from a financial point of view of an initial Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. These risks may become more acute as the 24-month deadline for the completion of our initial Business Combination approaches.

Since our Sponsors, officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

As of December 31, 2019, our Sponsors, JFG and FEI, owned 48.3% and 51.7%, respectively, of the 7,906,250 issued and outstanding Founders Shares. The number of Founders Shares issued was determined based on the expectation that such Founders Shares would represent 20% of the outstanding shares after the Public Offering. The Founders Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsors purchased an aggregate of 5,883,333 Sponsor Warrants at $1.50 per warrants for a total purchase price of $8,825,000. Each Sponsor Warrant is exercisable for one share of our Class A common stock at $11.50 per share, and will be deemed worthless if we do not complete an initial Business Combination. Holders of Founders Shares have agreed (i) to vote any shares owned by them in favor of any proposed initial Business Combination and (ii) not to redeem any Founders Shares in connection with a stockholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsors, affiliates of our Sponsors or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of December 31, 2019, to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the Public Offering and Sponsor Warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Public Offering and Sponsor Warrants, $316,250,000 may be used to complete our initial Business Combination and pay related fees and expenses (which includes $11,068,750 for the payment of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial Business Combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability to complete our initial Business Combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in an initial Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial Business Combination, we may seek to effectuate our initial Business Combination with a privately-held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in an initial Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial Business Combination.

We may structure an initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial Business Combination with which a substantial majority of our stockholders do not agree.

Our third amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination and after payment of deferred underwriters’ commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their shares to our Sponsors, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. There can be no assurance that we will not seek to amend our third amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our third amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of our warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our third amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our third amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 9, 2021, or to provide for redemption in connection with a Business Combination. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. There can be no assurance that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our third amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our third amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Our third amended and restated certificate of incorporation provides that any of its provisions related to pre-initial Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our third amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our third amended and restated certificate of incorporation. Our initial stockholders will participate in any vote to amend our third amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our third amended and restated certificate of incorporation, which governs our pre-initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial Business Combination with which our stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our third amended and restated certificate of incorporation.

Our Sponsors, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our third amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 9, 2021, or to provide for redemption in connection with a Business Combination, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsors, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our letter agreements with our Sponsors, directors and officers may be amended without stockholder approval.

Our letter agreements with our Sponsors, directors and officers contain provisions relating to transfer restrictions of our Founders Shares and Sponsor Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidation distributions from the Trust Account. These letter agreements may be amended without stockholder approval (although releasing the parties from the restriction not to transfer our Founders Shares for 180 days following May 8, 2019 will require the prior written consent of the underwriters of the Public Offering). While we do not expect our board to approve any amendment to these agreements prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to these agreements. Any such amendments to the letter agreements would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and Sponsor Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. There can be no assurance that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsors, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the Trust Account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support, including amendments to our third amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately-negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial Business Combination.

Stockholders may experience dilution of our Class A common stock at the time of our initial Business Combination.

Dilution may occur as a result of the anti-dilution provisions of the Founders Shares resulting in the issuance of Class A shares on a greater than one to-one basis upon conversion of the Founders Shares at the time of our initial Business Combination. In addition, because of the anti-dilution protection in the Founders Shares, any equity or equity-linked securities issued or deemed issued in connection with our initial Business Combination would be disproportionately dilutive to our Class A common stock and would be exacerbated to the extent the public stockholders seek redemptions from the Trust Account.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of public stockholders’ warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without public stockholders’ approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to stockholders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of   $0.01 per warrant; provided that the reported closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in the Public Offering. Redemption of the outstanding warrants could force stockholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsors or their permitted transferees.

Our warrants and Founders Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 10,541,667 shares of our Class A common stock as part of the units offered in the Public Offering, and we issued 5,883,333 in Sponsor Warrants in a private placement. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. Further, our initial stockholders own an aggregate of 7,906,250 in Founders Shares. The Founders Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of  $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive Business Combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial Business Combination. Therefore, our warrants and Founders Shares may make it more difficult to effectuate an initial Business Combination or increase the cost of acquiring the target business. The Sponsor Warrants are identical to the warrants sold as part of the units in the Public Offering except that, so long as they are held by our Sponsors or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsors until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

Provisions in our third amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our third amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our third amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our third amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial Business Combination with a company with locations, operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial Business Combination with a company with locations, operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including, but not limited to, tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our search for a business combination may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 materially adversely affects their business operations. Additionally, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination may be materially adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1510 West Loop South Houston, Texas 77027. Our executive offices are provided to us by our sponsor, FEI. We have agreed to pay FEI a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We believe, based on rents and fees for similar services, that this amount is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Class A common stock, warrants and units are currently listed on Nasdaq under the symbols LCA, LCAHW and LCAHU, respectively. Our units began public trading on May 7, 2019, our Class A common stock and warrants began public trading on June 6, 2019.

The following table sets forth, for the periods indicated, the reported high and low sales price for our common stock, warrants, and units.

	Class A Common Stock		Warrants		Units
Year Ended December 31, 2019:	High	Low	High	Low	High	Low
1st Quarter	$-	$-	$-	$-	$-	$-
2nd Quarter (1)	$9.75	$9.70	$1.00	$0.74	$10.10	$9.99
3rd Quarter	$9.85	$9.70	$0.90	$0.70	$10.10	$9.98
4th Quarter	$9.89	$9.76	$0.76	$0.65	$10.13	$10.04

	Class A Common Stock		Warrants		Units
Year Ended December 31, 2018:	High	Low	High	Low	High	Low
1st Quarter	$-	$-	$-	$-	$-	$-
2nd Quarter	$-	$-	$-	$-	$-	$-
3rd Quarter	$-	$-	$-	$-	$-	$-
4th Quarter	$-	$-	$-	$-	$-	$-

(1)	Beginning on May 7, 2019 with respect to LCAHU. Beginning on June 6, 2019 with respect to LCA and LCAHW.

Holders

As of March 26, 2020, there was 1 holder of record of our separately traded Class A common stock, 3 holders of record of our separately traded warrants, and 1 holder of record of our units.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

The Company was formed as CAPS Holding LLC, a Delaware limited liability company on August 11, 2015 and in connection with our formation our sponsor, JFG, purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. The Company was converted into a Delaware corporation on February 4, 2019, and amended the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A shares at par value $0.0001 per share; 20,000,000 shares are Founders Shares; and 1,000,000 shares are Preferred stock at par value $0.0001 per share. Simultaneously, the Company reclassified all of its issued and outstanding shares of common stock to Founders Shares and conducted a 1:2,775 stock split. Also, on February 14, 2019, the Company sold 2,975,000 of Founders Shares to FEI for $10,000. On March 13, 2019, the Company conducted a 1:1.25 stock split and on May 6, 2019 a 1:1.10 stock split of the Founders Shares. Following these transactions, the Sponsors own an aggregate of 7,906,250 Founders Shares. Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 5,883,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $8,825,000 in the Private Placement. These securities were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each of our Sponsors is an accredited investor for purposes of Rule 501 of Regulation D.

On May 9, 2019, we consummated the Public Offering of 31,625,000 Units, including the issuance of 4,125,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A common stock and one-third of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $316,250,000. Jefferies LLC served as the sole book-running manager of the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-230946). The SEC declared the registration statement effective on May 6, 2019.

Following the closing of the Public Offering and the Private Placement, $316,250,000 was placed in the Trust Account, comprised of $309,925,000 of the proceeds from the Public Offering (which amount includes $11,068,750 of the underwriters’ deferred discount) and $6,325,000 of the proceeds of the Private Placement. We paid $6,325,000 in underwriting discounts and recorded $616,530 for other costs and expenses related to the Public Offering. We also repaid $83,470 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the Public Offering. There has been no material change in the planned use of proceeds from the public offering as described in the prospectus filed by the Company on May 8, 2019 (the “Prospectus”).

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with our financial statements and accompanying notes to these financial statements. This historical information is no indicative of future results.

	2019	2018	2017	2016	2015
Statement of Operations:
General and administrative expenses	$487,292	$-	$-	$-	$-
Net income (loss)	$2,499,733	$-	$-	$-	$-
Basic and diluted loss available to common shares (1)	$(0.02)	0.00	0.00	0.00	0.00

Statement of Cash Flows:
Net cash used in operating activities	$(316,680)	$-	$-	$-	$-
Net cash used in investing activities	$(316,250,000)	$-	$-	$-	$-
Net cash provided by financing activities	$318,159,784	$-	$-	$-	$-

Balance Sheet:
Cash	$1,593,104	$-	$-	$-	$-
Working capital (deficit) (2)	$1,505,207	$-	$-	$-	$-
Total assets	$321,515,049	$-	$-	$-	$-
Total liabilities	$12,023,066	$-	$-	$-	$-
Equity (deficit)	$5,000,010	$-	$-	$-	$-

(1) Basic and diluted loss available to common shares excludes income attributable to common stock subject to possible redemption of $2,677,465 for the year ended December 31, 2019.

(2) Assumes income tax and franchise tax liabilities are paid by trust account.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our initial Public Offering on May 9, 2019 and are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our public offering and private placement of warrants as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to raise capital or to complete our initial Business Combination will be successful.

Liquidity and Capital resources

On May 9, 2019 we consummated a $316,250,000 public offering consisting of 31,625,000 units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable Public Warrant. Simultaneously, with the closing of the Public Offering, we consummated a $8,825,000 Private Placement of an aggregate of 5,883,333 Sponsor Warrants at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on May 9, 2019, $316,250,000 in proceeds (including $11,068,750 of deferred underwriting commissions) from the public offering and private placement was placed in the Trust Account. The remaining $8,825,000 held outside of trust was used to pay underwriting commissions of $6,325,000, loans to our Sponsors, and deferred offering and formation costs.

As of December 31, 2019, we had an unrestricted balance of $1,593,104 as well as cash and accrued interest held in the Trust Account of $319,901,512. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender and would be identical to the Sponsor Warrants.

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

For the years ended December 31, 2019, 2018, and 2017, we had a net income of $2,499,733, $0 and $0, respectively. The income for the year ended December 31, 2019 relates to $3,651,511 in pre-tax earnings on the Trust Account assets offset by $377,292 of general and administrative costs and $110,000 of management fees for administrative services.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

As of December 31, 2019, we did not have any long-term debt, capital, purchase or operating lease obligations or other long-term liabilities. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement in which the Company pays FEI for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Redeemable Shares

All of the 31,625,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the Prospectus. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At December 31, 2019, there were 31,625,000 Public Shares, of which 30,181,451 were recorded as redeemable shares, classified outside of permanent equity, and 1,443,549 were classified as Class A common stock.

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All Founders Shares are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the year ended December 31, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Founders Shares or to settle warrants, as calculated using the treasury stock method. For the years ending December 31, 2019, 2018, and 2017, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the year ended December 31, 2019, the Company reported a loss available to common shareholders of $0.02.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2019, we were not subject to any market or interest rate risk. To date, our efforts have been limited to organizational activities and activities relating to the public offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2019, the net proceeds from our public offering and the sale of the Sponsor Warrants held in the Trust Account were comprised entirely of cash. On May 9, 2019 we invested the funds held in the Trust Account in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of those investments, we believe there was no associated material exposure to interest rate risk.

At December 31, 2019, $319,901,512 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination before May 9, 2021, the funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A common stock, if any, deferred underwriting compensation of $11,068,750 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

The Company has not engaged in any hedging activities since its inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Landcadia Holdings II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landcadia Holdings II, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

March 27, 2020

49

Landcadia Holdings II, Inc.

Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash	$1,593,104	$-
Prepaid assets	20,433	-
Total current assets	1,613,537	-

Cash and investments held in trust account	319,901,512	-
Total Assets	$321,515,049	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$289,830	$-
Income taxes payable	664,486	-
Total current liabilities	954,316	-

Deferred underwriting commissions	11,068,750	-
Total Liabilities	12,023,066	-

Class A common stock subject to possible redemptions, 30,181,451 shares at redemption value of $10.09	304,491,973	-

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,443,549 shares issued and outstanding (excluding 30,181,451 shares subject to possible redemption)at December 31, 2019	144	-
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 7,906,250 and 3,815,625 issued and outstanding, respectively	791	382
Additional paid-in capital	2,499,342	618
Retained Earnings	2,499,733	-
Stock subscription receivable, affiliates	-	(1,000)
Total Stockholders' equity	5,000,010	-
Total liabilities and stockholders' equity	$321,515,049	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Operations

	Year ended December 31,
	2019	2018	2017
Expenses:
General and administrative expenses	$487,292	$-	$-
Loss from operations	(487,292)	-	-
Other income:
Interest income	3,651,511	-	-

Income before taxes	3,164,219	-	-
Tax provision	(664,486)	-	-
Net income	$2,499,733	$-	$-

Basic and diluted loss per share:
Loss per share available to common shares	$(0.02)	$-	$-
Basic and diluted weighted average number of shares (1)	8,032,273	3,317,875	3,317,875

(1)	The years ended December 31, 2018 and 2017 exclude an aggregate of 497,750 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Changes in Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional		Stock subscription
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	receivable, affiliates	Total
Balance, December 31, 2016	-	-	3,815,625	382	618	-	(1,000)	-
Net income	-	-	-	-	-	-	-	-
Balance, December 31, 2017	-	-	3,815,625	382	618	-	(1,000)	-
Net income	-	-	-	-	-	-	-	-
Balance, December 31, 2018	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Class B shares issued	-	-	4,090,625	409	9,591	-	(10,000)	-
Sponsor warrants issued	-	-	-	-	8,825,000	-	-	8,825,000
Class A shares issued included in Units	31,625,000	3,163	-	-	316,246,837	-	-	316,250,000
Underwriters commissions and offering costs	-	-	-	-	(18,093,750)	-	-	(18,093,750)
Class A shares subject to redemption	(30,181,451)	(3,019)	-	-	(304,488,954)	-	-	(304,491,973)
Payment of stock subscription receivable, affiliates	-	-	-	-	-	-	11,000	11,000
Net income	-	-	-	-	-	2,499,733	-	2,499,733
Balance, December 31, 2019	1,443,549	144	7,906,250	791	2,499,342	2,499,733	-	5,000,010

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$2,499,733	$-	$-
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(3,651,512)	-	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(20,433)	-	-
Increase (decrease) in accounts payable and accrued liabilities	191,046	-	-
Increase (decrease) in income taxes payable	664,486	-	-
Net cash used in operating activities	(316,680)	-	-

Cash flows from investing activities:
Cash deposited in trust account	(316,250,000)	-	-
Net cash used in investing activities	(316,250,000)	-	-

Cash flows from financing activities:
Proceeds from public offering	316,250,000	-	-
Proceeds from sale of private placement warrants	8,825,000	-	-
Proceeds from sale of common stock to sponsor	10,000	-	-
Payment for underwriting discounts	(6,325,000)	-	-
Payment of offering costs	(517,746)	-	-
Payment of notes payable, affiliates	(83,470)	-	-
Proceeds from stock subscriptions receivable, affiliates	1,000	-	-
Net cash provided by financing activities	318,159,784	-	-

Net increase in cash and cash equivalents	1,593,104	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$1,593,104	$-	$-

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$2,533,813	$-	$-
Initial classification of common shares subject to possible conversion	$301,958,160	$-	$-
Deferred underwriting commissions	$11,068,750	$-	$-
Accrued offering costs	$98,784	$-	$-
Offering costs included in Notes payable, affiliates	$83,470	$-	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Notes to Financial Statements

1.	Nature of Business

Business

Landcadia II Holdings, Inc., (the “Company”), was formed as CAPS Holding LLC, a Delaware limited liability company on August 11, 2015 and converted into a Delaware corporation of February 4, 2019.

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

All activity through December 31, 2019 relates to the Company’s formation and its initial public offering of units (the “Public Offering”), which is described below.

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

Landcadia Holdings II, Inc.

Notes to Financial Statements

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

Landcadia Holdings II, Inc.

Notes to Financial Statements

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

The Company will have until May 9, 2021, to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims to creditors and the requirements of other applicable law. The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founders Shares (as defined below) held by them if the Company fails to complete its Business Combination by May 9, 2021; however, the Sponsors, officers and directors are entitled to liquidating distributions from the Trust Account with respect to Public Shares held by them if the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

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

Landcadia Holdings II, Inc.

Notes to Financial Statements

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

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

Landcadia Holdings II, Inc.

Notes to Financial Statements

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $289,830 as of December 31, 2019, and primarily consist of Delaware franchise tax expenses for 2019 and costs incurred for the formation and preparation of the Public Offering with corresponding amounts charged to Offering costs.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the years ended December 31, 2019, 2018 and 2017. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the years ended December 31, 2019, 2018 and 2017, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. Further, in accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 3 for all periods presented.

See Note 6 for further information.

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

Landcadia Holdings II, Inc.

Notes to Financial Statements

There were no unrecognized tax benefits as of December 31, 2019, 2018 and 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by Federal and State taxing authorities for years after 2015.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of the Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. The Company converted to a corporation in February 2019, therefore this Tax Reform has no effect on the Company’s financial statements.

See Note 7 for further information.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	Stockholder’s Equity

In 2015, JFG Sponsor purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On February 4, 2019, the Company amended the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A shares at par value $0.0001 per share; 20,000,000 shares are Class B shares at par value $0.0001 per share (the “Founders Shares”); and 1,000,000 shares are Preferred stock at par value $0.0001 per share. Simultaneously, the Company reclassified all of its issued and outstanding shares of common stock to Founders Shares and conducted a 1:2,775 stock split. Also, on February 14, 2019, the Company issued 2,975,000 additional Founders Shares to FEI for $10,000. On March 13, 2019, the Company conducted a 1:1.25 stock split and on May 6, 2019 a 1:1.10 stock split of the Founders Shares. The financial statements reflect the changes from these splits retroactively for all periods presented.

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

Landcadia Holdings II, Inc.

Notes to Financial Statements

At December 31, 2019, there were 31,625,000 Public Shares, of which 30,181,451 were classified as Redeemable Shares, classified outside of permanent equity, and 1,443,549 classified as Class A common stock.

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

Landcadia Holdings II, Inc.

Notes to Financial Statements

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

On June 12, 2019, FEI assigned and transferred all of the 2,941,667 Sponsor Warrants and 4,090,625 Founders Shares held by it to Tilman J. Fertitta for the same prices originally paid by FEI for such securities ($4,412,500 and $10,000, respectively). In connection with such transfer, Mr. Fertitta entered into the registration rights agreement entered into by the Sponsors and the Company in connection with the Public Offering, which registration rights are described below.

Landcadia Holdings II, Inc.

Notes to Financial Statements

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

Underwriting Commissions

Jefferies LLC is the underwriter of the Public Offering, and its indirect parent, JFG, beneficially owns 48.3% of the Founders Shares. Jefferies LLC received all of the underwriting discount that was due at the closing of the Public Offering, and will receive the additional Deferred Discount payable from the Trust Account upon completion of the Business Combination. See Note 4 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay FEI for office space, utilities and secretarial and administrative support, in an amount equal to $10,000 per month ending on the earlier of the completion of a Business Combination or May 9, 2021, if the Company is unable to complete the Business Combination. The Company has recorded administrative services fees of $110,000 as of December 31, 2019.

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

Landcadia Holdings II, Inc.

Notes to Financial Statements

6.	Loss Per Common Share

A reconciliation of the numerators and denominators for the basic and diluted per common share amounts is as follows:

	Year ended December 31,
	2019	2018	2017
Numerator:
Net income - basic and diluted	$2,499,733	$-	$-
Less: Income attributable to common stock subject to possible redemption	(2,677,465)	-	-
Net loss available to common shares	$(177,732)	$-	$-

Demoninator:
Weighted average number of shares - basic	8,032,273	3,317,875	3,317,875
Warrants	-	-	-
Weighted average number of shares - diluted	8,032,273	3,317,875	3,317,875

Basic and diluted loss available to common shares	$(0.02)	$-	$-

All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Further, an aggregate of 497,750 shares of Class A common stock subject to possible redemption have been excluded from the calculation of earnings per share for the years December 31, 2018 and 2017.

Landcadia Holdings II, Inc.

Notes to Financial Statements

7.	Income Taxes

A reconciliation of the income tax expense (benefit) is as follows:

	Year ended December 31,
	2019	2018	2017
Current income taxes	$664,486	$-	$-
Deferred income taxes	-	-	-
Total expense (benefit)	$664,486	$-	$-
Change in valuation allowance	-	-	-
Income tax expense (benefit)	$664,486	$-	$-

The Company’s deferred tax assets are as follows:

Year ended December 31,
	2019	2018
Deferred tax asset:
Net operating loss carryforward	$-	$-
Total deferred tax asset	$-	$-
Valuation allowance	-	-
Deferred tax asset, net of current allowance	$-	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	34.4%
Other	0.0%	0.0%	0.0%
Total	21.0%	21.0%	34.4%

Landcadia Holdings II, Inc.

Notes to Financial Statements

8.	Selected Quarterly Financial Data (unaudited)

Quarterly financial data is as follows:

2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$20,974	$102,584	$115,683	$248,051
Net income (loss)	$(20,974)	$842,508	$1,181,113	$497,086
Basic and diluted earnings (loss) available to common shares	$-	$(0.01)	$(0.01)	$-

2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$-	$-	$-	$-
Net income (loss)	$-	$-	$-	$-
Basic and diluted earnings (loss) available to common shares	$-	$-	$-	$-

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$-	$-	$-	$-
Net income (loss)	$-	$-	$-	$-
Basic and diluted earnings (loss) available to common shares	$-	$-	$-	$-

Schedule II Valuation of Qualifying Accounts

Description	Balance at Beginning of Period	Charges (credits) to expense	Charges (credits) to other accounts	Write-offs	Balance at End of Period
Deferred tax valuation allowance:
December 31, 2019	$-	$-	$-	$-	$-
December 31, 2018	$-	$-	$-	$-	$-
December 31, 2017	$-	$-	$-	$-	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There was no change in our internal control over financial reporting that occurred during the year ending December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending December 31, 2019 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Tilman J. Fertitta	61	Co-Chairman and Chief Executive Officer
Richard Handler	57	Co-Chairman and President
Richard H. Liem	66	Vice President and Chief Financial Officer
Steven L. Scheinthal	57	Vice President, General Counsel and Secretary
Nicholas Daraviras	45	Vice President, Acquisitions
Michael Chadwick	67	Director
G. Michael Stevens	58	Director

Tilman J. Fertitta has been our Co-Chairman and Chief Executive Officer since February 14, 2019. He was previously Co-Chairman and Chief Executive Officer of Landcadia Holdings, Inc. (“Landcadia I”) from September 15, 2015 through the consummation of the Waitr Holdings Inc. (“Waitr”) business combination, and he currently serves on the board of directors of Waitr. Since August 2010, Mr. Fertitta has been the sole shareholder, chairman and Chief Executive Officer of FEI, which owns the NBA’s Houston Rockets, the restaurant conglomerate Landry’s, Inc. (“Landry’s”) and the Golden Nugget Casinos and is recognized today as a global leader in the dining, hospitality, entertainment and gaming industries. Mr. Fertitta was the sole shareholder at the time he took Landry’s public in 1993, and after 17 years as a public company, he was the sole shareholder in taking Landry’s private in 2010. Mr. Fertitta currently serves as Chairman of the Houston Children’s Charity, the Houston Police Foundation, and is currently the Chairman of the Board of Regents for the University of Houston. He is also on the Executive Committee of the Houston Livestock Show and Rodeo, one of the Nation’s largest charitable organizations. He also serves on the boards of the Texas Heart Institute and the Greater Houston Partnership. We believe Mr. Fertitta is qualified to serve on our board of directors based on his experience in the dining industry and as a public company director.

Richard Handler has been our Co-Chairman and President since February 14, 2019. He previously served as Co-Chairman and President of Landcadia I from September 15, 2015 through the consummation of the Waitr business combination. Rich Handler has been with Jefferies since 1990 and has served as Chief Executive Officer since 2001, making him the longest serving CEO on Wall Street.  Rich Handler is the Chief Executive Officer and Director of Jefferies Financial Group Inc. (NYSE:JEF) and Chairman of the Board, Chief Executive Officer and President of Jefferies Group LLC. Mr. Handler also serves as Chairman of the Global Diversity Council at Jefferies. In addition he is Chairman and CEO of the Handler Family Foundation, a non-profit that focuses on many philanthropic areas, including providing 4-year all-inclusive fully-paid college educations each year to 15 of the most talented and deserving students coming from challenging backgrounds and circumstances.  The foundation also works to protect the environment by protecting endangered species.  Prior to Jefferies he worked at Drexel Burnham Lambert in the High Yield Bond Department.  Mr. Handler received an MBA from Stanford University in 1987.  He received his BA in Economics (Magna Cum Laude, High Distinction) from the University of Rochester in 1983 where he also serves as Chairman of the Board of Trustees. We believe Mr. Handler is well-qualified to serve on our board of directors because of his investment banking, asset management and sales and trading expertise, his merchant banking and executive management experience and his experience as a public company director.

Richard H. Liem has been our Vice President and Chief Financial Officer since February 14, 2019. He previously served as Vice President and Chief Financial Officer of Landcadia I from September 15, 2015 through the consummation of the Waitr business combination. Mr. Liem currently serves as Chief Financial Officer and Executive Vice President of Golden Nugget, LLC. Mr. Liem has been the Chief Financial Officer of Landry’s Restaurants Inc. (a subsidiary of Golden Nugget, LLC.) since June 11, 2004 and serves as its Executive Vice President and Principal Accounting Officer. He joined Landry’s Restaurants, Inc. in 1999 as the Corporate Controller. Mr. Liem joined Landry’s from Carrols Corporation, where he served as the Vice President of Financial Operations from 1994 to 1999. He served with the Audit Division of Price Waterhouse, L.L.P. from 1983 to 1994. He has been a Director of Landry’s, Inc. since 2009 and also serves as a director of Golden Nugget, LLC. In addition, he serves as the Executive Vice President and Chief Financial Officer of FEI, which is the holding company for Golden Nugget, Inc., Landry’s, Inc., and other assets owned and controlled by Tilman J. Fertitta. Mr. Liem is a Certified Public Accountant and was first licensed in Texas in 1989.

Steven L. Scheinthal has been our Vice President, General Counsel and Secretary February 14, 2019. He previously served as Vice President, General Counsel and Secretary of Landcadia I from September 15, 2015 through the consummation of the Waitr business combination, and he currently serves on the board of directors of Waitr. Mr. Scheinthal has served as a member of the Board of Directors of Landry’s since its IPO in 1993 and as its Executive Vice President or Vice President of Administration, General Counsel and Secretary since September 1992. He also serves as a member of the board of directors, Executive Vice President and General Counsel of FEI, which is the holding company for Landry’s, the Golden Nugget Hotels and Casinos and other assets owned and controlled by Tilman J. Fertitta. He devotes a substantial amount of time on behalf of all FEI companies, including Landry’s and Golden Nugget, to acquisitions, financings, human resources, risk, benefit and litigation management, union, lease and contract negotiations, trademark oversight and licensing and is primarily responsible for compliance with all federal, state and local laws. He was also primarily responsible for Landry’s corporate governance and SEC compliance from its initial public offering and during the 17 plus years Landry’s operated as a public company. We believe the foregoing experience provides the Company with valuable insight, skills and perspective. Prior to joining Landry’s, he was a partner in the law firm of Stumpf  & Falgout in Houston, Texas. Mr. Scheinthal represented Landry’s for approximately five years before becoming part of the organization. He has been licensed to practice law in the state of Texas since 1984.

Nicholas Daraviras has served as our Vice President, Acquisitions since February 14, 2019. He previously served as Vice President, Acquisitions of Landcadia I from September 15, 2015 through the consummation of the Waitr business combination. Mr. Daraviras is Co-President of Leucadia Asset Management and a Managing Director of Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation). Prior to 2014, Mr. Daraviras had been employed with Jefferies Capital Partners, LLC or its predecessors since 1996. Mr. Daraviras has served on the board of Fiesta Restaurant Group since April 2011 and currently serves on Corporate Governance and Nominating Committee. He also serves on several boards of directors of private portfolio companies of Jefferies Financial Group Inc. We believe that Mr. Daraviras brings significant experience with the strategic, financial and operational issues of retail companies in connection with his service on the boards of a number of his firm’s past and current portfolio companies.

Michael S. Chadwick has been a director since May 6, 2019. He was previously a director of Landcadia I from May 8, 2017 through the consummation of the Waitr business combination. Mr. Chadwick has been in the commercial, investment and merchant banking businesses since 1975. Since April 2018, Mr. Chadwick has served as Managing Director and Principal of Chadwick Capital Advisors, LLC. Previously, since June 2017, he operated as an independent contractor serving as Managing Director and Principal of SLCA Capital, LLC, a registered broker dealer and member of FINRA and SIPC. Mr. Chadwick has arranged private and public debt and equity capital, and has provided financial advisory services relating to merger and acquisition activity, for numerous public and privately held companies across a broad spectrum of industries for over 40 years. Mr. Chadwick was most recently a Managing Director of Shoreline Capital Advisors, Inc. from 2011 to 2017. He was a Managing Director at Growth Capital Partners, LP during 2010. From 1994 through 2009, Mr. Chadwick was a Senior Vice President and Managing Director of Sanders Morris Harris Group, Inc. (SMHG), which at that time was the largest investment banking firm headquartered in the Southwest. Prior to SMHG, Mr. Chadwick in 1988 co-founded Chadwick, Chambers and Associates, Inc., an investment and merchant banking boutique specializing in providing traditional corporate finance services and, in select situations, sponsoring financial transactions as principal. Mr. Chadwick has served on numerous boards of directors of both private and public companies, including service as the chairman of the audit committee of Landry’s when it was a public company. Presently he serves on the boards of directors of Moody-Price, LLC and Landry’s and the audit committee for the Golden Nugget Atlantic City, as well as on the Board of Trustees of the Harris County Hospital District Foundation. Mr. Chadwick was selected to serve on our board of directors due to his extensive business, finance and leadership experience.

G. Michael Stevens has been a director since May 6, 2019. He was previously a director of Landcadia I from August 23, 2016 through the consummation of the Waitr business combination. Mr. Stevens currently serves as Managing Member of MS2 Ventures LLC, an advisory and investment firm. Mr. Stevens is a director of Impressio, Inc. an advanced materials company, an advisor to Footprint International, a sustainable technology packaging firm, and Winning Capital Group LLC, a developer and licensor of games for state lotteries. Mr. Stevens served as the Senior Vice President and Chief Marketing Officer for the New York Giants from 2006 to 2019, and from 2003 to 2006 he served as the Senior Vice President of Sales & Marketing for the Washington Redskins. Mr. Stevens’ prior experience includes key marketing executive roles at eBay Inc. and the National Basketball Association. Mr. Stevens holds a Bachelor of Arts Degree from Hobart College, where he has served as a member of the Board of Trustees, and he is a member of the Global Executive Leadership Program, class of 2020, at the Yale School of Management. Mr. Stevens was selected to serve on our board of directors due to his strategic and innovative leadership experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Chadwick and Stevens, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Handler, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Fertitta, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman or Co-Chairmen of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of our board of directors. Messrs. Chadwick, Fertitta and Stevens serve as members of our audit committee, and Mr. Chadwick chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Messrs. Chadwick and Stevens meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Because our securities are listed on Nasdaq in connection with our initial public offering, we have one year from the date of the Public Offering to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the closing of the Public Offering, at which time Mr. Fertitta will resign from the committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Chadwick qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The principal functions of the audit committee, include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. Messrs. Chadwick and Stevens serve as members of our compensation committee, and Mr. Stevens serves as the chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.

The principal functions of the compensation committee, include:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Chadwick and Stevens. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have previously filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Conflicts of Interest

Our Sponsors or their affiliates may compete with us for Business Combination opportunities. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within our Sponsors may be suitable for both us and for another entity and may be directed to such entity rather than to us. Neither our Sponsors nor members of our management team who are also employed by our Sponsors have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the Company. Our Sponsors and/or our management, in their capacities as employees of our Sponsors or in their other endeavors, currently are required to present certain investment opportunities and potential Business Combinations to the various related entities described above, or third parties, before they present such opportunities to us. Our Sponsors and our management may have similar obligations to additional entities or third parties.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial Business Combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in Business Combinations. Our third amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders have agreed to waive their redemption rights with respect to any Founders Shares and any Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founders Shares held by them if we fail to consummate our initial Business Combination by May 9, 2021. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founders Shares are not transferable, assignable by our Sponsors until the earlier of: (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the reported closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30—trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, are not be transferable, assignable or saleable by our Sponsors or their permitted transferees until 30 days after the completion of our initial Business Combination. Since our Sponsors and officers and directors may directly or indirectly own common stock and warrants following the Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

•	Our Sponsors, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our Sponsors or an affiliate of one of our Sponsors or any of our officers or directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Sponsor Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our third amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Tilman J. Fertitta(1)	Fertitta Entertainment, Inc. and its affiliates and wholly owned subsidiaries(2)	Dining, hospitality, NBA Team, entertainment and gaming company	Sole Shareholder, Chairman and Chief Executive Officer

	Fertitta Hospitality, LLC and its affiliates and wholly owned subsidiaries(3)	Dining and hospitality company	Member and President

	Waitr Holdings Inc.	Food ordering and delivery company	Director
Richard Handler(1)	Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation) and its affiliates and wholly owned subsidiaries(2)	Diversified holding company	Director and Chief Executive Officer

Richard H. Liem(1)	Fertitta Entertainment, Inc. and its affiliates and wholly owned subsidiaries(2)	Dining, hospitality, NBA Team, entertainment and gaming company	Director, Executive Vice President and Principal Accounting Officer

Steven L. Scheinthal(1)	Fertitta Entertainment, Inc. and its affiliates and wholly owned subsidiaries(2)	Dining, hospitality, NBA Team, entertainment and gaming company	Director, Executive Vice President and General Counsel

	Fertitta Hospitality, LLC and its wholly owned subsidiaries(3)	Dining and hospitality company	Secretary

	Waitr Holdings Inc.	Food ordering and delivery company	Director

Nicholas Daraviras(1)	Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation) and its affiliates and wholly owned subsidiaries(2)	Diversified holding company	Managing Director

	Fiesta Restaurant Group(2)	Restaurant operator and franchisor	Director

Michael S. Chadwick(1)	Chadwick Capital Advisors, LLC(2)	Investment banking services	Managing Director and Principal

	Landry’s, Inc.	Dining and hospitality company	Director

	Moody-Price, LLC	Distribution of instrumentation, filtration, measurement and control and high pressure products	Director
G. Michael Stevens(1)	MS2 Ventures LLC	Advisory services and investments	Managing Member

(1)	Each of the entities listed in this table has priority and preference relative to the Company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

(2)	Represents a fiduciary duty with respect to each of the listed companies.

(3)	Represents a contractual duty with respect to each of the listed companies.

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of a Business Combination opportunity which is suitable for any of the above entities to which he has current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsors, officers or directors. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial Business Combination is fair to our company from a financial point of view.

In the event that we submit our initial Business Combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsors, officers and directors have agreed to vote any Founders Shares held by them and any Public Shares purchased during or after the offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our third amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our third amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our third amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Public Shares they acquired in the Public Offering or thereafter (in the event we do not consummate an initial Business Combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our officers has received any cash compensation for services rendered to us. We will pay each of our independent directors $100,000 at the closing of our initial Business Combination for services rendered as a board member prior to the completion of our initial Business Combination. Commencing on May 9, 2019, we have agreed to pay FEI a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. We do not have a policy that prohibits our Sponsors, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

Our Sponsors, JFG and FEI, own 48.3% and 51.7%, respectively, of the 7,906,250 issued and outstanding Founders Shares. The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2020, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and director nominees that beneficially owns shares of our common stock; and

•	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock
Fertitta Entertainment, Inc. (FEI)(3)	4,090,625	(2)	10.3%
Jefferies Financial Group (JFG)	3,815,625		9.7%
Tilman J. Fertitta(3)	4,090,625	(2)	10.3%
Richard Handler	-		-
Richard H. Liem	-		-
Steven L. Scheinthal	-		-
Nicholas Daraviras	-		-
Michael S. Chadwick	-		-
G. Michael Stevens	-		-
All officers and directors as a group (eight individuals)	7,906,250		20.0%
Davidson Kempner(4)	2,000,000		5%

(1)	This table is based on 39,531,250 shares of common stock outstanding at March 26, 2020, of which 31,625,000 were Class A common stock and 7,906,250 were Founders Shares. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Landcadia Holdings II, Inc., 1510 West Loop South, Houston, Texas 77027.

(2)	Interests shown consist solely of Founders Shares. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of this report entitled “Description of Securities.”

(3)	Tilman J. Fertitta owns and controls FEI and has voting and dispositive control over the shares held by FEI.

(4)	Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, LP. (“DKIP”) and Davidson Kempner International, Ltd., (“DKIL”) hold the interests shown. MHD Management Co. (“MHD”) is the general partner of DKP and MHD Management Co. GP, L.L.C. is the general partner of MHD. Davidson Kempner Capital Management LP (“DKCM”) is responsible for the voting and investment decisions of DKP, DKIP and DKIL. Thomas L. Kempner, Jr. and Anthony A. Yoseloff, through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The address of each of these entities is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

Our initial stockholders beneficially own 20% of the issued and outstanding shares of our common stock and have the right to elect all of our directors prior to our Business Combination as a result of holding all of the Founders Shares. Holders of our Public Shares do not have the right to elect any directors to our board of directors prior to our Business Combination. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our third amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial Business Combination.

The holders of the Founders Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial Business Combination.

Prior to the Public Offering in 2015, JFG purchased an aggregate of 1,000 shares of the Company’s common stock (100% of the issued and outstanding shares) for $1,000. On February 4, 2019, the Company amended the total number of authorized shares of all classes of capital stock to 221,000,000, of which 200,000,000 shares are Class A shares at par value $0.0001 per share; 20,000,000 shares are Founders Shares; and 1,000,000 shares are Preferred stock at par value $0.0001 per share. Simultaneously, the Company reclassified all of its issued and outstanding shares of common stock to Founders Shares and conducted a 1:2,775 stock split. Also, on February 14, 2019, the Company issued 2,975,000 additional Founders Shares to FEI for $10,000. On March 13, 2019, the Company conducted a 1:1.25 stock split and on May 6, 2019 a 1:1.10 stock split of the Founders Shares. Following these transactions, the Sponsors owned 7,906,250 issued and outstanding Founders Shares.

In connection with the consummation of the public offering, our Sponsors purchased an aggregate of 5,883,333 Sponsor Warrants at a price of $1.50 per warrant (a purchase price of $8,825,000) in a private placement. Each Sponsor Warrant entitles the holder to purchase of one share of Class A common stock at a price of $11.50 per share.

On June 12, 2019, FEI assigned and transferred all of the 2,941,667 Sponsor Warrants and 4,090,625 Founders Shares held by it to Tilman J. Fertitta for the same prices originally paid by FEI for such securities ($4,412,500 and $10,000, respectively). In connection with such transfer, Mr. Fertitta entered into the registration rights agreement entered into by the Sponsors and the Company in connection with the Public Offering, which registration rights are described below.

Our Sponsors and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Party Transactions” for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Sponsors, JFG and FEI, own 48.3% and 51.7%, respectively, of the 7,906,250 issued and outstanding Founders Shares. On February 14, 2019, we sold 2,975,000 Founders Shares to FEI for $10,000 in the form of a subscription receivable. On March 13, 2019, we effected a split of our Founders Shares, resulting in Jefferies owning 3,468,750 Founders Shares and FEI owning 3,718,750 Founders Shares. On May 6, 2019, we effected a split of our Founders Shares, resulting in Jefferies owning 3,815,625 Founders Shares and FEI owning 4,090,625 Founders Shares. The total Founders Shares represents 20% of the outstanding shares as of December 31, 2019. The Founders Shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsors purchased an aggregate of 5,883,333 Sponsor Warrants for a purchase price of $1.50 per warrant ($8,825,000 in the aggregate) in a Private Placement that occurred simultaneously with the closing of Public Offering. Each Sponsor Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise thereof) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless.

On June 12, 2019, FEI assigned and transferred all of the 2,941,667 Sponsor Warrants and 4,090,625 Founders Shares held by it to Tilman J. Fertitta for the same prices originally paid by FEI for such securities ($4,412,500 and $10,000, respectively). In connection with such transfer, Mr. Fertitta entered into the registration rights agreement entered into by the Sponsors and the Company in connection with the Public Offering, which registration rights are described below.

As more fully discussed in the section of this report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have agreed to pay FEI a total of $10,000 per month for office space, utilities and secretarial and administrative support ending on the earlier of the completion of a Business Combination or May 9, 2021, if the Company is unable to complete the Business Combination.

We will pay each of our independent directors $100,000 at the closing of our initial Business Combination for services rendered as a board member prior to the completion of our initial Business Combination and may pay, at the closing of our initial Business Combination, a customary financial advisory fee to an affiliate of JFG in an amount that constitutes a market standard financial advisory fee for comparable transactions. Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsors, officers and directors, or any affiliate of one of our Sponsors or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial Business Combination (regardless of the type of transaction that it is). However, we are not be prohibited from engaging an affiliate of JFG, one of our Sponsors, or its affiliates as financial advisors in connection with our initial Business Combination and paying a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions, although we are not under any contractual obligation, and have no present intent, to do so. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. We do not have a policy that prohibits our Sponsors, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsors or an affiliate of one of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Sponsor Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such proxy solicitation materials or tender offer documents, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the Founders Shares, Sponsor Warrants, shares of Class A common stock issuable upon conversion of the Founders Shares, Sponsor Warrants or Working Capital Loans are entitled to registration rights. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG may not exercise its demand and “piggyback” registration rights after five and seven years, respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

Prior to the consummation of our initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our Initial Public Offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Chadwick and Stevens are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. We intend to identify one additional independent director within one year of the closing of the Public Offering. We expect such additional director to enter into a letter agreement substantially similar to the letter agreement signed by our directors, a form of which is included as an exhibit to this Report. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended	For the Year ended
	December 31, 2019	December 31, 2018
Audit Fees (1)	$27,540	$-
Audit-Related Fees (2)	$36,050	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$63,590	$-

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of the Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDCADIA HOLDINGS, INC.

	By:	/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta Title: Chief Executive Officer and Co-Chairman (principal executive officer)

	By:	/s/ Richard H. Liem
Name: Richard H. Liem
Title: Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: March 27, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tilman J. Fertitta and Richard H. Liem and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tilman J. Fertitta	Chief Executive Officer and Co-Chairman	March 27, 2020
Tilman J. Fertitta	(Principal Executive Officer)
/s/ Richard H. Liem	Chief Financial Officer and Vice President	March 27, 2020
Richard H. Liem	(Principal Financial and Accounting Officer)
/s/ Richard Handler	President and Co-Chairman	March 27, 2020
Richard Handler
/s/ G. Michael Stevens	Director	March 27, 2020
G. Michael Stevens /s/ Michael Chadwick	Director	March 27, 2020
Michael Chadwick

84

Exhibit
Number	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation
3.2(1)	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
4.1(2)	Specimen Unit Certificate
4.2(2)	Specimen Class A Common Stock Certificate
4.3(2)	Specimen Warrant Certificate
4.4(1)	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant
4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(1)	Letter Agreement among the Registrant and our officers, directors, Fertitta Entertainment, Inc. and Jefferies Financial Group Inc.
10.2(2)	Promissory Note, dated February 14, 2019, issued to Fertitta Entertainment, Inc.
10.3(2)	Promissory Note, dated February 14, 2019, issued to Jefferies Financial Group Inc.
10.4(1)	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant
10.5(1)	Registration Rights Agreement between the Registrant and certain security holders
10.6(2)	Securities Subscription Agreement, dated February 14, 2019, between the Registrant and Fertitta Entertainment, Inc.
10.7(1)	Private Placement Warrants Purchase Agreement between the Registrant Fertitta Entertainment, Inc. and Jefferies Financial Group Inc.
10.8(2)	Form of Indemnity Agreement
10.9(1)	Administrative Support Agreement by and between the Registrant and Fertitta Entertainment, Inc.
10.10(2)	Code of Ethics
24	Power of Attorney (included in signature page)
99.1(2)	Audit Committee Charter
99.2(2)	Compensation Committee Charter
31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

*** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2019.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1, filed with the SEC on April 18, 2019.