Form 10-Q
period 2020-03-31
Landcadia Holdings II, Inc.
filed 2020-05-13
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 13, 2020, 7,906,250 shares of Class B common stock, par value $0.0001 per share, and 31,625,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings II, inc.

Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets:
Cash	$1,466,085	$1,593,104
Prepaid assets	33,644	20,433
Total current assets	1,499,729	1,613,537

Cash and investments held in trust account	320,872,020	319,901,512
Total Assets	$322,371,749	$321,515,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$196,718	$289,830
Income taxes payable	863,947	664,486
Total current liabilities	1,060,665	954,316

Deferred underwriting commissions	11,068,750	11,068,750
Total Liabilities	12,129,415	12,023,066

Class A common stock subject to possible redemptions, 30,170,096 and 30,181,451 shares at redemption value of $10.12 and $10.09, respectively	305,242,324	304,491,973

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,454,904 and 1,443,549 shares issued and outstanding (excluding 30,170,096 and 30,181,451 shares subject to possible redemption), respectively	145	144
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 7,906,250 issued and outstanding	791	791
Additional paid-in capital	1,748,990	2,499,342
Retained Earnings	3,250,084	2,499,733
Total Stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$322,371,749	$321,515,049

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2020	2019
Expenses:
General and administrative expenses	$202,067	$20,974
Loss from operations	(202,067)	(20,974)
Other income:
Interest income	1,151,879	-

Income (loss) before taxes	949,812	(20,974)
Tax provision	(199,461)	-
Net income (loss)	$750,351	$(20,974)

Basic and diluted loss per share:
Loss per share available to common shares	$(0.01)	$(0.00)
Basic and diluted weighted average number of shares	9,353,667	5,096,438

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional	Retained	Stock subscription
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	receivable, affiliates	Total
Balance, December 31, 2019	1,443,549	$144	7,906,250	$791	$2,499,342	$2,499,733	$-	$5,000,010
Net income	-	-	-	-	-	750,351	-	750,351
Class A shares subject to redemption	11,355	1	-	-	(750,352)	-	-	(750,351)
Balance, March 31, 2020 (unaudited)	1,454,904	$145	7,906,250	$791	$1,748,990	$3,250,084	$-	$5,000,010

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stock subscription
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	receivable, affiliates	Total
Balance, December 31, 2018	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Class B shares issued	-	-	4,090,625	409	9,591	-	(10,000)	-
Net loss	-	-	-	-	-	(20,974)	-	(20,974)
Balance, March 31, 2019 (unaudited)	-	$-	7,906,250	$791	$10,209	$(20,974)	$(11,000)	$(20,974)

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$750,351	$(20,974)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Trust account interest income	(1,151,879)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(13,211)	-
Increase (decrease) in accounts payable and accrued liabilities	(93,111)	20,974
Increase (decrease) in income taxes payable	199,461	-
Net cash used in operating activities	(308,389)	-

Cash flows from investing activities:
Cash withdrawn from trust account for franchise tax payments	181,370	-
Net cash provided by investing activities	181,370	-

Net decrease in cash and cash equivalents	(127,019)	-
Cash and cash equivalents at beginning of period	1,593,104	-
Cash and cash equivalents at end of period	$1,466,085	$-

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$750,351	$-
Deferred offering costs, included in Accounts payable and accrued liabilities	$-	$146,957
Deferred offering costs included in Notes payable, affiliates	$-	$83,470
Stock subscriptions receivable, affiliates	$-	$11,000

The accompany notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Notes to Financial Statements

1.	Nature of Business and Subsequent Events

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

All activity through March 31, 2020 relates to the Company’s search for a suitable Business Combination as well as its formation and initial public offering of units (the “Public Offering”), which is described below.

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

Trust Account

The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. In the first quarter of 2020, we paid franchise tax expense of $177,431 from Trust Account earnings.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited financial statements include the accounts of Landcadia Holdings II, Inc., and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 27, 2020.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $196,718 and $289,830 as of March 31, 2020 and December 31, 2019, respectively. Accounts payable and accrued liabilities on March 31, 2020 primarily consist of Delaware franchise tax expenses and other general and administrative costs.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three months ending March 31, 2020 and 2019, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. In accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 3.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss) - basic and diluted	$750,351	$(20,974)
Less: Income attributable to common stock subject to possible redemption	(864,789)	-
Net loss available to common shares	$(114,438)	$(20,974)

Demoninator:
Weighted average number of shares - basic	9,353,667	5,096,438
Warrants	-	-
Weighted average number of shares - diluted	9,353,667	5,096,438

Basic and diluted loss available to common shares	$(0.01)	$(0.00)

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

There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for years after 2015.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The Cares Act includes several significant business tax provisions that, among other things, eliminates the taxable income limit for certain net operating losses (“NOL”) and allows businesses to carryback NOLs arising in 2018, 2019, and 2020 to the five prior years; suspends the excess business loss rules; accelerates refunds of previously generated corporate alternative minimum tax credits; adjusts business interest limitations under IRC section 163(j) from 30% to 50%; and addresses other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company is still evaluating the impact, if any, of the CARES Act on its financial position, results of operations and cash flows.

The effective tax rate for the three months ended March 31, 2020 was 21.0%. There was no income tax provision for the three month period ended March 31, 2019.

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

At March 31, 2020, there were 31,625,000 Public Shares, of which 30,170,096 were classified as Redeemable Shares, classified outside of permanent equity, and 1,454,904 classified as Class A common stock. At December 31, 2019, of the 31,625,000 Public Shares, 30,181,451 were classified as Redeemable Shares, and 1,443,549 were classified as Class A common stock.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay FEI for office space, utilities and secretarial and administrative support, in an amount equal to $10,000 per month ending on the earlier of the completion of a Business Combination or May 9, 2021, if the Company is unable to complete the Business Combination. The Company has incurred and paid administrative services fees of $30,000 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

Landcadia Holdings II, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. For example, statements made relating to future business combinations, use of proceeds of past securities offerings, future loans and conversions of warrants are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on March 27, 2020 (the “Annual Report”). The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The Cares Act includes several significant business tax provisions that, among other things, eliminates the taxable income limit for certain net operating losses (“NOL”) and allows businesses to carryback NOLs arising in 2018, 2019, and 2020 to the five prior years; suspends the excess business loss rules; accelerates refunds of previously generated corporate alternative minimum tax credits; adjusts business interest limitations under IRC section 163(j) from 30% to 50%; and addresses other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company is still evaluating the impact, if any, of the CARES Act on its financial position, results of operations and cash flows.

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

As of March 31, 2020, we had an unrestricted balance of $1,466,085 as well as cash and accrued interest held in trust of $320,872,020. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. In the first quarter of 2020, we paid franchise tax expense of $177,431 from the Trust Account. Further, our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender and would be identical to the sponsor warrants.

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

For the three months ended March 31, 2020 and 2019, we had a net income of $750,351 and loss of $20,974, respectively. The income for the three months ended March 31, 2020 relates to earnings on the Trust Account assets offset by general and administrative costs and management fees for administrative services.

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

Redeemable Shares

All of the 31,625,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At March 31, 2020, there were 31,625,000 public shares, of which 30,170,096 were recorded as redeemable shares, classified outside of permanent equity, and 1,454,904 were classified as Class A common stock.

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three months ending March 31, 2020 and 2019, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the three months ended March 31, 2020, the Company reported a loss available to common shareholders of $0.01.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Contractual Obligations

As of March 31, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement in which the Company will pay the FEI Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $10,000 per month ending on the earlier of the completion of a Business Combination or May 9, 2021, if the Company is unable to complete a Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, we were not subject to any market or interest rate risk. On May 9, 2019, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2020 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in the Risk Factors section of the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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
Dated: May 13, 2020