Form 10-Q
period 2020-06-30
Landcadia Holdings II, Inc.
filed 2020-08-14
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 13, 2020, 7,906,250 shares of Class B common stock, par value $0.0001 per share, and 31,625,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings II, inc.

CONSOLIDATED Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets:
Cash	$1,135,940	$1,593,104
Prepaid assets	27,860	20,433
Total current assets	1,163,800	1,613,537

Cash and investments held in trust account	321,232,275	319,901,512
Total Assets	$322,396,075	$321,515,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$144,929	$289,830
Income taxes payable	879,931	664,486
Total current liabilities	1,024,860	954,316

Deferred underwriting commissions	11,068,750	11,068,750
Total Liabilities	12,093,610	12,023,066

Class A common stock subject to possible redemption, 30,148,917 and 30,181,451 shares at redemption value of $10.13 and $10.09, respectively	305,302,455	304,491,973

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,476,083 and 1,443,549 shares issued and outstanding (excluding 30,148,917 and 30,181,451 shares subject to possible redemption), respectively	147	144
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 7,906,250 issued and outstanding	791	791
Additional paid-in capital	1,688,857	2,499,342
Retained Earnings	3,310,215	2,499,733
Total Stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$322,396,075	$321,515,049

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

CONSOLIDATED Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Expenses:
General and administrative expenses	$284,140	$102,585	$486,207	$123,559
Loss from operations	(284,140)	(102,585)	(486,207)	(123,559)
Other income:
Interest income	360,255	1,163,475	1,512,134	1,163,475

Income before taxes	76,115	1,060,890	1,025,927	1,039,916
Tax provision	(15,984)	(218,382)	(215,445)	(218,382)
Net income	$60,131	$842,508	$810,482	$821,534

Basic and diluted loss per share:
Loss per share available to common shares	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Basic and diluted weighted average number of shares	9,368,136	8,282,500	9,360,902	6,698,270

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

CONSOLIDATED Statements of CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stock subscription receivable,
	Shares	Amount	Shares	Amount	Capital	Earnings	affiliates	Total
Balance, December 31, 2019	1,443,549	$144	7,906,250	$791	$2,499,342	$2,499,733	$-	$5,000,010
Net income	-	-	-	-	-	750,351	-	750,351
Class A shares subject to redemption	11,355	1	-	-	(750,352)	-	-	(750,351)
Balance, March 31, 2020 (unaudited)	1,454,904	$145	7,906,250	$791	$1,748,990	$3,250,084	$-	$5,000,010
Net income	-	-	-	-	-	60,131	-	60,131
Class A shares subject to redemption	21,179	2	-	-	(60,133)	-	-	(60,131)
Balance, June 30, 2020 (unaudited)	1,476,083	$147	7,906,250	$791	$1,688,857	$3,310,215	$-	$5,000,010

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Stock subscription receivable,
	Shares	Amount	Shares	Amount	Capital	Deficit)	affiliates	Total
Balance, December 31, 2018	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Class B shares issued	-	-	4,090,625	409	9,591	-	(10,000)	-
Net loss	-	-	-	-	-	(20,974)	-	(20,974)
Balance, March 31, 2019 (unaudited)	-	$-	7,906,250	$791	$10,209	$(20,974)	$(11,000)	$(20,974)
Sponsor warrants issued included in Units	-	-	-	-	8,825,000	-	-	8,825,000
Class A shares issued	31,625,000	3,163	-	-	316,246,837	-	-	316,250,000
Underwriters commissions and offering costs	-	-	-	-	(18,093,750)	-	-	(18,093,750)
Class A shares subject to redemption	(30,191,153)	(3,020)	-	-	(302,810,754)	-	-	(302,813,774)
Payment of stock subscription receivable, affiliates	-	-	-	-	-	-	11,000	11,000
Net income	-	-	-	-	-	842,508	-	842,508
Balance, June 30, 2019 (unaudited)	1,433,847	$143	7,906,250	$791	$4,177,542	$821,534	$-	$5,000,010

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

CONSOLIDATED Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$810,482	$821,534
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(1,512,133)	(1,163,475)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(7,427)	(4,451)
Increase (decrease) in accounts payable and accrued liabilities	(144,901)	53,000
Increase (decrease) in income taxes payable	215,445	218,382
Increase (decrease) in accounts payable to affiliate	-	20,000
Net cash used in operating activities	(638,534)	(55,010)

Cash flows from investing activities:
Cash withdrawn from trust account for franchise tax payments	181,370	-
Cash deposited in trust account	-	(316,250,000)
Net cash provided by (used in) investing activities	181,370	(316,250,000)

Cash flows from financing activities:
Proceeds from public offering	-	316,250,000
Proceeds from sale of private placement warrants	-	8,825,000
Proceeds from sale of common stock to sponsor	-	10,000
Payment for underwriting discounts	-	(6,325,000)
Payment of offering costs	-	(513,177)
Payment of notes payable, affiliates	-	(83,470)
Proceeds from stock subscriptions receivable, affiliates	-	1,000
Net cash provided by financing activities	-	318,164,353

Net increase (decrease) in cash and cash equivalents	(457,164)	1,859,343
Cash and cash equivalents at beginning of period	1,593,104	-
Cash and cash equivalents at end of period	$1,135,940	$1,859,343

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$810,482	$855,614
Initial classification of common shares subject to possible conversion	$-	$301,958,160
Deferred underwriting commissions	$-	$11,068,750
Accrued offering costs	$-	$103,353
Offering costs included in Notes payable, affiliates	$-	$83,470

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Notes to CONSOLIDATED Financial Statements

1.	Nature of Business and Subsequent Events

Business

Landcadia Holdings II, Inc., (the “Company”), was formed as CAPS Holding LLC, a Delaware limited liability company on August 11, 2015 and converted into a Delaware corporation on February 4, 2019.

The Company has not had any significant operations to date. The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On June 29, 2020 the Company announced that it has entered into a purchase agreement (the “Purchase Agreement”) to acquire Golden Nugget Online Gaming, Inc. (“GNOG”). The transaction is expected to close in the 3rd quarter of 2020. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. See Note 6 for further information.

All activity through June 30, 2020 relates to the Company’s search for a suitable Business Combination as well as its formation and initial public offering of units (the “Public Offering”), which is described below.

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

Trust Account

The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. In the six months ending June 30, 2020, we paid a franchise tax expense of $177,431 from Trust Account earnings. Further, a franchise tax expense of $70,952 paid in the 2nd quarter of 2020 will be reimbursed by the Trust Account earnings in July 2020.

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

2.	Summary of Significant Accounting Policies

Principals of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of Landcadia Holdings II, Inc. and all subsidiaries in which we hold a controlling financial interest. These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 27, 2020.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $144,929 and $289,830 as of June 30, 2020 and December 31, 2019, respectively. Accounts payable and accrued liabilities on June 30, 2020 primarily consist of Delaware franchise tax expenses and other general and administrative costs.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ending June 30, 2020 and 2019, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. In accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 3.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) - basic and diluted	$60,131	$842,508	$810,482	$821,534
Less: Income attributable to common stock subject to possible redemption	(274,407)	(902,243)	(1,138,584)	(902,243)
Net loss available to common shares	$(214,276)	$(59,735)	$(328,102)	$(80,709)

Demoninator:
Weighted average number of shares - basic	9,368,136	8,282,500	9,360,902	6,698,270
Warrants	-	-	-	-
Weighted average number of shares - diluted	9,368,136	8,282,500	9,360,902	6,698,270

Basic and diluted loss available to common shares	$(0.02)	$(0.01)	$(0.03)	$(0.01)

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

There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for years after 2015.

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

The effective tax rate was 21.0% for all periods presented.

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

At June 30, 2020, there were 31,625,000 Public Shares, of which 30,148,917 were classified as Redeemable Shares, classified outside of permanent equity, and 1,476,083 classified as Class A common stock. At December 31, 2019, of the 31,625,000 Public Shares, 30,181,451 were classified as Redeemable Shares, and 1,443,549 were classified as Class A common stock.

For further information on the Founders Shares, see Note 5.

4.	Public Offering

Public Units

In the Public Offering, which closed May 9, 2019, the Company sold 31,625,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (each a “Public Warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement to register the shares of common stock underlying the warrants under the Securities Act following the completion of the Business Combination. Each Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each whole Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Business Combination on or prior to May 9, 2021, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 value per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay FEI for office space, utilities and secretarial and administrative support, in an amount equal to $10,000 per month ending on the earlier of the completion of a Business Combination or May 9, 2021, if the Company is unable to complete the Business Combination. The Company has incurred and paid administrative services fees of $30,000 in both the three months ended June 30, 2020 and 2019, and $60,000 and $50,000 for the six months ended June 30, 2020 and 2019, respectively.

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

6.	Purchase Agreement

On June 28, 2020 the Company entered into a purchase agreement (the “Purchase Agreement”) with LHGN HoldCo, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of the Company (“Landcadia HoldCo”), Landry’s Fertitta, LLC, a Texas limited liability company (“LF LLC”), GNOG Holdings, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of LF LLC (“GNOG HoldCo”), and Golden Nugget Online Gaming, Inc. (f/k/a Landry’s Finance Acquisition Co.), a New Jersey corporation and wholly-owned subsidiary of LF LLC (“GNOG”). Tilman J. Fertitta, the owner of one of the Company’s sponsors and Co-Chairman and Chief Executive Officer of the Company, indirectly owns all of the equity interests in LF LLC, GNOG HoldCo and GNOG.

More information about the transaction is included in the preliminary proxy statement/prospectus that the Company filed with the SEC on August 12, 2020. The preliminary proxy statement/prospectus contains the notice of special meeting of stockholders of the Company to vote on and adopt the Purchase Agreement and to vote on certain related proposals. There is no guarantee that the conditions to the closing of the transaction will be satisfied prior to, or following such meeting.

Structure; Consideration to be Paid in the Transactions

Pursuant to the Purchase Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, at the time of the closing of the transactions (the “Closing”), LF LLC will contribute all of the membership interests in GNOG HoldCo to Landcadia HoldCo, in exchange for (i) 31,350,625 Class B membership interests in Landcadia HoldCo (the “HoldCo Class B Units”), (ii) 31,350,625 shares of a new, non-economic Class B common stock, par value $0.0001 per share, of the Company (the “Class B common stock”), which will entitle the holder to ten votes per share subject to the limitations described below (the “High Voting Rights”), (iii) cash consideration in an amount of $30.0 million and (iv) the repayment of $150.0 million, representing one half of the existing principal amount owed by GNOG under an existing credit agreement (the “Credit Agreement”), together with related prepayment premium in an amount of approximately $24.0 million, as well as accrued and unpaid interest. The cash consideration and Credit Agreement payment will be paid with cash available to us from the Trust Account. Prior to the Closing, GNOG will convert into a limited liability company by merging with and into Golden Nugget Online Gaming, LLC, a New Jersey limited liability company and newly formed, wholly-owned subsidiary of GNOG Holdings (“GNOG LLC”), with GNOG LLC surviving as a direct, wholly-owned subsidiary of GNOG HoldCo. The acquisitions and transactions contemplated by the Purchase Agreement are referred to herein as the “Transactions”.

Upon consummation of the transactions contemplated by the Purchase Agreement, the Company will change its name to “Golden Nugget Online Gaming, Inc.” The Company may be referred to herein as “New GNOG”.

At the Closing, New GNOG will be organized in an “Up-C” structure in which substantially all the assets and the business of New GNOG will be held indirectly by Landcadia HoldCo, and New GNOG’s only direct assets will consist of Class A membership interests of Landcadia HoldCo. New GNOG’s business will continue to operate through GNOG LLC. New GNOG is expected to own approximately 54.1% of the combined membership interests in Landcadia HoldCo and will control Landcadia HoldCo as the sole manager of Landcadia HoldCo in accordance with the terms of the amended and restated limited liability agreement of Landcadia HoldCo to be entered into in connection with the Closing (the “HoldCo LLC Agreement”). LF LLC is expected to own approximately 45.9% of the combined membership interests in Landcadia HoldCo, but its membership interests will carry no voting rights. Beginning six months after the Closing, each HoldCo Class B Unit to be held by LF LLC will be redeemable by Landcadia HoldCo for either one share of Class A common stock, or at Landcadia HoldCo’s election, the cash equivalent to the market value of one share of Class A common stock pursuant to the HoldCo LLC Agreement. One share of the Class B common stock held by LF LLC will be canceled for each HoldCo Class B Unit redeemed. Landcadia HoldCo will own all of the equity interests in GNOG HoldCo, which will own all of the equity interests in GNOG LLC.

The transaction is expected to close in the 3rd quarter of 2020.

Representations, Warranties and Covenants

The parties to the Purchase Agreement have agreed to customary representations, warranties and covenants in the Purchase Agreement, including, among others, covenants with respect to the conduct of GNOG HoldCo, GNOG, GNOG LLC and their respective subsidiaries during the period between execution of the Purchase Agreement and the Closing. Each of the Company, Landcadia HoldCo, GNOG, GNOG HoldCo and LF LLC has agreed to use its commercially reasonable efforts to cause the Transactions to be consummated reasonably promptly after the date of the execution of the Purchase Agreement. The representations and warranties of the parties to the Purchase Agreement will not survive the Closing.

Conditions to Closing

Under the Purchase Agreement, the obligations of the parties to consummate the Transactions are subject to the approval at a special meeting of the stockholders of the Company by (A)(i) a majority of the shares of the Company’s common stock voted at the meeting and (ii) a majority of the shares of Class A Common Stock outstanding and held by the stockholders of the Company other than those shares beneficially owned by Tilman J. Fertitta and JFG (the “Disinterested Stockholders”) (iii) the Company must have at least $80 million in cash following closing and (B) with respect to the amendments to the Charter necessary to effect the Transactions, (i) a majority of the shares of the Company’s common stock outstanding and (ii) a majority of the shares of Class A Common Stock outstanding and held by the Disinterested Stockholders (collectively, the “Stockholder Approval”). In addition, the Closing is subject to, among other conditions, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the receipt of all necessary permits, approvals, clearances, licenses, and consents of, or filings with, any governmental or regulatory authorities (including all relevant approvals and licenses required under applicable gaming law to operate in the ordinary course the business of GNOG, or GNOG LLC as its successor), and (iii) material compliance by the parties with their respective pre-Closing and Closing obligations and the accuracy of each party’s representations and warranties in the Purchase Agreement, in each case subject to the materiality standards contained in the Purchase Agreement.

Termination

The Purchase Agreement may be terminated at any time prior to the Closing upon the parties’ mutual written consent and in certain other circumstances, including, (i) by LF LLC or the Company if the Stockholder Approval is not obtained, (ii) by LF LLC if the board of directors of the Company has withdrawn, amended, qualified or modified its recommendation to the Company’s stockholders, (iii) by LF LLC if the cash balance at GNOG LLC immediately following the Closing would be less than $80.0 million, (iv) by LF LLC if there exists a deficiency under Nasdaq Listing Rule 5620(a) after December 31, 2020, or any other deficiency which causes a de-listing from Nasdaq to the Company prior to Closing (a “Listing Deficiency”), or (v) by LF LLC or the Company if the Closing has not occurred by January 30, 2021 and the delay is not due to the material breach of the Purchase Agreement by the party seeking termination.

None of the parties to the Purchase Agreement is required to pay a termination fee; provided, however, that the Company may be required to reimburse GNOG for any and all expenses, including reasonable attorney’s fees, in the event that the Company (i) fails to obtain the Stockholder Approval or (ii) fails to cure any Listing Deficiency.

Other Agreements

The Purchase Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Tax Receivable Agreement

Prior to the Closing, the Company and LF LLC will negotiate a tax receivable agreement to be entered into at the Closing which will provide for payment by the Company to LF LLC in respect of 85% of the U.S. federal income tax savings (by way of increased depreciation and amortization deductions) allocable to the Company from Landcadia HoldCo subject to certain terms and conditions, to the extent arising from both (a) certain transactions contemplated under the Purchase Agreement and (b) the exchange of LF LLC’s HoldCo Class B Units for Class A common stock, as determined on a “with and without” basis, and for an early termination payment by the Company to LF LLC in the event of a change of control calculated using a mutually agreeable discount rate, subject to appropriate and customary limitations, including in connection with available cash flow and financing facilities.

Fourth Amended and Restated Certificate of Incorporation of the Company

The Company’s Fourth Amended and Restated Certificate of Incorporation, to be adopted by the Company at Closing will, among other things, authorize the issuance of the Class B common stock, and will provide that LF LLC will be able to exercise the High Voting Rights of the Class B common stock only to the extent that the voting power held by Mr. Fertitta and certain of his affiliates does not exceed 79.9%. Any excess voting power will be automatically adjusted downward to 79.9%. The High Voting Rights will expire if and when the aggregate of (i) the number of shares of Class A common stock beneficially owned by Mr. Fertitta and certain of his affiliates, and (ii) the number of shares of Class A common stock into which the HoldCo Class B Units held by Mr. Fertitta and certain of his affiliates may be exchanged falls below 30% of the total number of Class A common stock issued and outstanding.

Amended and Restated HoldCo LLC Agreement

At the Closing, the Company, Landcadia HoldCo and LF LLC will enter into the Amended and Restated HoldCo LLC Agreement, which will provide, among other things, that after six months from the Closing, the HoldCo Class B Units held by LF LLC may be exchanged for shares of Class A common stock. One share of the Class B common stock held by LF LLC will be canceled for each HoldCo Class B Unit exchanged. The Amended and Restated Holdco LLC Agreement provides for additional issuances of HoldCo Class B Units to LF LLC in consideration of payments to be made following Closing by LF LLC in connection with an existing intercompany agreement for the purpose of payment of interest under the Credit Agreement. The additional HoldCo LLC Class B Units will be issued at the then-current market price of the Class A common stock calculated as set forth in the Amended and Restated LLC Agreement.

Amendment to Insider Letter

At the Closing, certain insiders of the Company, including the Sponsors, and certain of the Company’s directors, will enter into an amendment (the “Lock-Up Amendment”) to a letter agreement entered into on May 6, 2019 in connection with the Company’s initial public offering (the “Letter Agreement”), which adds an additional acceleration event as an exception to the lock-up period contemplated under the Letter Agreement based on a certain price target of the Company’s common stock following a period of 60 days after the Closing. The exceptions under the Letter Agreement and the Lock-Up Amendment do not apply to the HoldCo Class B Units or shares of New Class B Common Stock to be received by LF LLC pursuant to the Purchase Agreement.

Amended and Restated Registration Rights Agreement

At the Closing, the Company and certain of its investors will amend and restate the existing registration rights agreement in a form mutually agreed by the Company and LF LLC.

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

On June 28, 2020 the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire Golden Nugget Online Gaming, Inc. (“GNOG”)(the “Transaction”). Upon completion of the Transaction, through the parent entity of GNOG, Tilman J. Fertitta will hold a controlling interest in the Company. The Transaction is expected to close in the 3rd quarter of 2020.

The aggregate consideration for the Business Combination includes (i) $30.0 million cash, (ii) $314.0 million payable in 31,350,625 Class B membership interests in LHGN HoldCo, LLC (“Landcadia HoldCo”), a newly formed wholly-owned subsidiary of the Company, valued at $10.00 per unit, which are exchangeable into shares of the Company’s Class A common stock subject to certain limitations (the “HoldCo Class B Units”, and (iii) a corresponding number of shares of new, non-economic Class B common stock, par value $0.0001 per share (the “Class B common stock”), which entitle the holder to ten votes per share, subject to certain limitations. Additionally, $150.0 million of GNOG indebtedness will be assumed, $150.0 million of GNOG indebtedness will be repaid at the closing of the Transaction, along with $24.0 million in related prepayment premiums as well as accrued and unpaid interest, and approximately $30.0 million of transaction and other expenses will be incurred. Following the Transaction, the Founders Shares will convert into shares of Class A common stock, the Company will have approximately 37 million shares of Class A common stock and approximately 31 million shares of Class B common stock.

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

As of June 30, 2020, we had an unrestricted balance of $1,135,940 as well as cash and accrued interest held in trust of $321,232,275. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. During the six months ending June 30, 2020, we paid a franchise tax expense of $177,431 from Trust Account earnings. Further, a franchise tax expense of $70,952 paid in the 2nd quarter of 2020 will be reimbursed by the Trust Account earnings in July 2020. Our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender and would be identical to the sponsor warrants.

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

For the three and six months ended June 30, 2020, we had net income of $60,131 and $810,482, respectively. For the three and six months ended June 30, 2019, we had net income of $842,508 and $821,534, respectively. The income for all periods relates to earnings on the Trust Account assets offset by general and administrative costs and management fees for administrative services. Income was lower in the three months ended June 30, 2020 when compared to the same period in 2019 because of increased costs associated with the Business Combination and lower income on trust earnings as a result of lower interest rates.

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

Redeemable Shares

All of the 31,625,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At June 30, 2020, there were 31,625,000 public shares, of which 30,148,917 were recorded as redeemable shares, classified outside of permanent equity, and 1,476,083 were classified as Class A common stock.

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ending June 30, 2020 and 2019, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the three and six months ended June 30, 2020, the Company reported a loss available to common shareholders of $0.02 and $0.03, respectively. For the three and six months ended June 30, 2019, the Company reported a loss available to common shareholders of $0.01 in both periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Contractual Obligations

As of June 30, 2020, we did not have any long-term debt, capital or operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, we were not subject to any market or interest rate risk. On May 9, 2019, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2020 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2020