Form 10-Q
period 2020-09-30
Landcadia Holdings II, Inc.
filed 2020-11-13
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 12, 2020, 7,906,250 shares of Class B common stock, par value $0.0001 per share, and 31,625,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Landcadia Holdings II, inc.

CONSOLIDATED Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets:
Cash	$897,253	$1,593,104
Prepaid assets	31,169	20,433
Total current assets	928,422	1,613,537

Cash and investments held in trust account	320,494,513	319,901,512
Total Assets	$321,422,935	$321,515,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$160,912	$289,830
Income taxes payable	131,211	664,486
Total current liabilities	292,123	954,316

Deferred underwriting commissions	11,068,750	11,068,750
Total Liabilities	11,360,873	12,023,066

Class A common stock subject to possible redemption, 30,117,474 and 30,181,451 shares at redemption value of $10.13 and $10.09, respectively	305,062,052	304,491,973

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock:
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,507,526 and 1,443,549 shares issued and outstanding (excluding 30,117,474 and 30,181,451 shares subject to possible redemption), respectively	150	144
Class B common stock, $0.0001 par value 20,000,000 shares authorized, 7,906,250 issued and outstanding	791	791
Additional paid-in capital	1,929,257	2,499,342
Retained Earnings	3,069,812	2,499,733
Total Stockholders' equity	5,000,010	5,000,010
Total liabilities and stockholders' equity	$321,422,935	$321,515,049

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

CONSOLIDATED Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Expenses:
General and administrative expenses	$357,790	$115,683	$843,997	$239,241
Loss from operations	(357,790)	(115,683)	(843,997)	(239,241)
Other income:
Interest income	53,482	1,620,749	1,565,615	2,784,223

Income (loss) before taxes	(304,308)	1,505,066	721,618	2,544,982
Tax benefit (provision)	63,905	(323,953)	(151,540)	(542,335)
Net income (loss)	$(240,403)	$1,181,113	$570,078	$2,002,647

Basic and diluted loss per share:
Loss per share available to common shares	$(0.03)	$(0.01)	$(0.07)	$(0.02)
Basic and diluted weighted average number of shares	9,392,586	9,341,939	9,371,540	7,589,177

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

CONSOLIDATED Statements of CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stock subscription receivable,
	Shares	Amount	Shares	Amount	Capital	Earnings	affiliates	Total
Balance, December 31, 2019	1,443,549	$144	7,906,250	$791	$2,499,342	$2,499,733	$-	$5,000,010
Net income	-	-	-	-	-	750,351	-	750,351
Class A shares subject to redemption	11,355	1	-	-	(750,352)	-	-	(750,351)
Balance, March 31, 2020 (unaudited)	1,454,904	$145	7,906,250	$791	$1,748,990	$3,250,084	$-	$5,000,010
Net income	-	-	-	-	-	60,131	-	60,131
Class A shares subject to redemption	21,179	2	-	-	(60,133)	-	-	(60,131)
Balance, June 30, 2020 (unaudited)	1,476,083	$147	7,906,250	$791	$1,688,857	$3,310,215	$-	$5,000,010
Net loss	-	-	-	-	-	(240,403)	-	(240,403)
Class A shares subject to redemption	31,443	3	-	-	240,400	-	-	240,403
Balance, September 30, 2020 (unaudited)	1,507,526	$150	7,906,250	$791	$1,929,257	$3,069,812	$-	$5,000,010

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated/	Stock subscription receivable,
	Shares	Amount	Shares	Amount	Capital	Deficit)	affiliates	Total
Balance, December 31, 2018	-	$-	3,815,625	$382	$618	$-	$(1,000)	$-
Class B shares issued	-	-	4,090,625	409	9,591	-	(10,000)	-
Net loss	-	-	-	-	-	(20,974)	-	(20,974)
Balance, March 31, 2019 (unaudited)	-	$-	7,906,250	$791	$10,209	$(20,974)	$(11,000)	$(20,974)
Sponsor warrants issued	-	-	-	-	8,825,000	-	-	8,825,000
Class A shares issued included in Units	31,625,000	3,163	-	-	316,246,837	-	-	316,250,000
Underwriters commissions and offering costs	-	-	-	-	(18,093,750)	-	-	(18,093,750)
Class A shares subject to redemption	(30,191,153)	(3,020)	-	-	(302,810,754)	-	-	(302,813,774)
Payment of stock subscription receivable, affiliates	-	-	-	-	-	-	11,000	11,000
Net income	-	-	-	-	-	842,508	-	842,508
Balance, June 30, 2019 (unaudited)	1,433,847	$143	7,906,250	$791	$4,177,542	$821,534	$-	$5,000,010
Net income	-	-	-	-	-	1,181,113	-	1,181,113
Class A shares subject to redemption	5,649	1	-	-	(1,181,114)	-	-	(1,181,113)
Balance, September 30, 2019 (unaudited)	1,439,496	$144	7,906,250	$791	$2,996,428	$2,002,647	$-	$5,000,010

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

CONSOLIDATED Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$570,078	$2,002,647
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(1,565,615)	(2,784,223)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(10,736)	(7,761)
Increase (decrease) in accounts payable and accrued liabilities	(128,918)	19,252
Increase (decrease) in income taxes payable	(533,275)	542,335
Net cash used in operating activities	(1,668,466)	(227,750)

Cash flows from investing activities:
Cash withdrawn from trust account for tax payments	972,615	-
Cash deposited in trust account	-	(316,250,000)
Net cash provided by (used in) investing activities	972,615	(316,250,000)

Cash flows from financing activities:
Proceeds from public offering	-	316,250,000
Proceeds from sale of private placement warrants	-	8,825,000
Proceeds from sale of common stock to sponsor	-	10,000
Payment for underwriting discounts	-	(6,325,000)
Payment of offering costs	-	(517,746)
Payment of notes payable, affiliates	-	(83,470)
Proceeds from stock subscriptions receivable, affiliates	-	1,000
Net cash provided by financing activities	-	318,159,784

Net increase (decrease) in cash and cash equivalents	(695,851)	1,682,034
Cash and cash equivalents at beginning of period	1,593,104	-
Cash and cash equivalents at end of period	$897,253	$1,682,034

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$570,078	$2,036,728
Initial classification of common shares subject to possible conversion	$-	$301,958,160
Deferred underwriting commissions	$-	$11,068,750
Accrued offering costs	$-	$98,784
Offering costs included in Notes payable, affiliates	$-	$83,470

The accompany notes are an integral part of these financial statements.

Landcadia Holdings II, Inc.

Notes to CONSOLIDATED Financial Statements

1.	Nature of Business and Subsequent Events

Business

Landcadia Holdings II, Inc., (the “Company”), was formed as CAPS Holding LLC, a Delaware limited liability company on August 11, 2015 and converted into a Delaware corporation on February 4, 2019.

The Company has not had any significant operations to date. The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On June 29, 2020 the Company announced that it has entered into a purchase agreement (the “Purchase Agreement”) to acquire Golden Nugget Online Gaming, Inc. (“GNOG”). The transaction is expected to close in the 4th quarter of 2020. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. See Note 6 for further information.

All activity through September 30, 2020 relates to the Company’s efforts to execute a suitable Business Combination as well as its formation and initial public offering of units (the “Public Offering”), which is described below.

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

Trust Account

The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. In the nine months ending September 30, 2020, we paid franchise tax expenses of $283,859 and Federal income tax expense of $684,815 from Trust Account earnings.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $160,912 and $289,830 as of September 30, 2020 and December 31, 2019, respectively. Accounts payable and accrued liabilities on September 30, 2020 primarily consist of Delaware franchise tax expenses and other general and administrative costs.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and nine months ending September 30, 2020 and 2019, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. In accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 3.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) - basic and diluted	$(240,403)	$1,181,113	$570,078	$2,002,647
Less: Income attributable to common stock subject to possible redemption	(78,007)	(1,237,769)	(1,215,403)	(2,139,843)
Net loss available to common shares	$(318,410)	$(56,656)	$(645,325)	$(137,196)

Denominator:
Weighted average number of shares - basic	9,392,586	9,341,939	9,371,540	7,589,177
Warrants	-	-	-	-
Weighted average number of shares - diluted	9,392,586	9,341,939	9,371,540	7,589,177

Basic and diluted loss available to common shares	$(0.03)	$(0.01)	$(0.07)	$(0.02)

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

There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities for years after 2015.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The Cares Act includes several significant business tax provisions that, among other things, eliminates the taxable income limit for certain net operating losses (“NOL”) and allows businesses to carryback NOLs arising in 2018, 2019, and 2020 to the five prior years; suspends the excess business loss rules; accelerates refunds of previously generated corporate alternative minimum tax credits; adjusts business interest limitations under IRC section 163(j) from 30% to 50%; and addresses other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company is still evaluating the impact, if any, of the CARES Act on its financial position, results of operations and cash flows .

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

At September 30, 2020, there were 31,625,000 Public Shares, of which 30,117,474 were classified as Redeemable Shares, classified outside of permanent equity, and 1,507,526 classified as Class A common stock. At December 31, 2019, of the 31,625,000 Public Shares, 30,181,451 were classified as Redeemable Shares, and 1,443,549 were classified as Class A common stock.

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

The holders of the Founders Shares have agreed not to transfer, assign or sell any of their Founders Shares until one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, (i) the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ‘‘Lock Up Period’’). In connection with the closing of the proposed business combination with GNOG (the “Closing”), the parties are expected to enter into the Lock Up Amendment (as defined below), which will amend the Letter Agreement (as defined below) to provide for an additional acceleration event to the Lock Up Period based on the Company’s common stock equaling or exceeding $15.00 per share for a period of 60 days following the Closing. See Note 6 for further information on the Lock Up Amendment.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay FEI for office space, utilities and secretarial and administrative support, in an amount equal to $10,000 per month ending on the earlier of the completion of a Business Combination or May 9, 2021, if the Company is unable to complete the Business Combination. The Company has incurred and paid administrative services fees of $30,000 in both the three months ended September 30, 2020 and 2019, and $90,000 and $80,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

More information about the Transactions is included in the preliminary proxy statement, as amended, that the Company initially filed with the SEC on August 12, 2020. There is no guarantee that the conditions to the closing of the Transactions will be satisfied prior to, or following the special meeting of the Company’s stockholders to be held to approve such Transactions.

Structure; Consideration to be Paid in the Transactions

Pursuant to the Purchase Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, at the time of the Closing, LF LLC will contribute all of the membership interests in GNOG HoldCo to Landcadia HoldCo, in exchange for (i) 31,350,625 Class B membership interests in Landcadia HoldCo (the “HoldCo Class B Units”), (ii) 31,350,625 shares of a new, non-economic Class B common stock, par value $0.0001 per share, of the Company (the “Class B common stock”), which will entitle the holder to ten votes per share subject to the adjustments and limitations described below (the “High Voting Rights”), (iii) cash consideration in an amount of $30.0 million (the “Closing Cash Consideration”) and (iv) the assumption of $300 million of debt owed by GNOG under their existing credit agreement (the “Credit Agreement”), of which $150 million will be repaid at Closing along with a related premium in an amount of approximately $24 million (together, the “Credit Agreement Payoff Amount”), as well as accrued and unpaid interest. A Portion of the cash held in the Trust Account, after taking into account any redemptions of our public shares in connection with Closing, will be used to pay the Closing Cash Consideration and the Credit Agreement Payoff Amount, and funds sufficient to ensure that GNOG LLC will hold at least $80.0 million in cash at Closing will be contributed down to GNOG LLC upon Closing. Prior to the Closing, GNOG will convert into a limited liability company by merging with and into Golden Nugget Online Gaming, LLC, a New Jersey limited liability company and newly formed, wholly-owned subsidiary of GNOG Holdings (“GNOG LLC”), with GNOG LLC surviving as a direct, wholly-owned subsidiary of GNOG HoldCo.

Upon Closing, New GNOG will be organized in an umbrella partnership C-corporation, or “Up-C” structure, in which substantially all of the assets of New GNOG will be held indirectly through GNOG LLC and all of the business of New GNOG will be conducted through GNOG LLC. New GNOG’s only direct assets will consist of the Class A membership interests it holds of Landcadia HoldCo, and the number of Class A units of Landcadia HoldCo that will be issued to New GNOG at Closing will be equal to the number of shares of New GNOG Class A common stock outstanding at Closing. As a result, New GNOG is expected to own approximately 54.1% of the combined membership interests in Landcadia HoldCo (assuming no redemptions of public shares, or 53.2% assuming the maximum number of redemptions of public shares), and in either event, New GNOG will control Landcadia HoldCo as the managing member of Landcadia HoldCo in accordance with the terms of the Amended and Restated Limited Liability Company Agreement of Landcadia HoldCo to be entered into in connection with the Closing (the “A&R HoldCo LLC Agreement”). The remaining approximately 45.9% of the combined membership interests of Landcadia HoldCo (assuming no redemptions of public shares, or 46.8% assuming the maximum number of redemptions of public shares) will be held by LF LLC through HoldCo Class B Units, which will carry no voting rights. Pursuant to the terms of the A&R HoldCo LLC Agreement, beginning 180 days after the Closing, LF LLC, the holder of HoldCo Class B Units, will be entitled to cause Landcadia HoldCo to exchange all or a portion of its HoldCo Class B Units (upon the surrender of a corresponding number of shares of New GNOG Class B common stock), on a one for-one basis, for either shares of Class A common stock, par value $0.0001 per share, of New GNOG (“New GNOG Class A common stock”), or at the election of New GNOG, in its capacity as the managing member of Landcadia HoldCo, the cash equivalent of the market value of such shares of New GNOG Class A common stock based upon the average of the volume weighted closing price for each of the ten consecutive full trading days ending on and including the last full trading date immediately prior to the due date of such payment.

The transaction is expected to close in the 4th quarter of 2020.

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

Conditions to Closing

Under the Purchase Agreement, the obligations of the parties to consummate the Transactions are subject to the approval at a special meeting of the stockholders of the Company by (A)(i) a majority of the shares of the Company’s common stock voted at the meeting and (ii) a majority of the shares of Class A Common Stock outstanding and held by the stockholders of the Company other than those shares beneficially owned by Tilman J. Fertitta and JFG (the “Disinterested Stockholders”) and (B) with respect to the amendments to the Charter necessary to effect the Transactions, (i) a majority of the shares of the Company’s common stock outstanding and (ii) a majority of the shares of Class A Common Stock outstanding and held by the Disinterested Stockholders (collectively, the “Stockholder Approval”). In addition, the Closing is subject to, among other conditions, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period was terminated on August 20, 2020), (ii) the receipt of all necessary permits, approvals, clearances, licenses, and consents of, or filings with, any governmental or regulatory authorities (including all relevant approvals and licenses required under applicable gaming law to operate in the ordinary course the business of GNOG, or GNOG LLC as its successor), and (iii) material compliance by the parties with their respective pre-Closing and Closing obligations and the accuracy of each party’s representations and warranties in the Purchase Agreement, in each case subject to the materiality standards contained in the Purchase Agreement.

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

Other Agreements

The Purchase Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Tax Receivable Agreement

Concurrently with Closing, the Company and LF LLC will enter into the tax receivable agreement (the “Tax Receivable Agreement”). Subject to certain terms and conditions, the Tax Receivable Agreement will provide for payment by New GNOG to LF LLC in respect of 85% of the U.S. federal, state and local income tax savings allocable to New GNOG from Landcadia HoldCo and arising from certain transactions, including (a) certain transactions contemplated under the Purchase Agreement and (b) the exchange of LF LLC’s HoldCo Class B Units for New GNOG Class A common stock, as determined on a “with and without” basis, and for an early termination payment by New GNOG to LF LLC in the event of a termination with a majority vote of disinterested directors, a material breach of a material obligation, or a change of control, subject to certain limitations, including in connection with available cash flow and financing facilities. Assuming no redemption of the public shares and no exchange of LF LLC’s HoldCo Class B Units pursuant the A&R HoldCo LLC Agreement, the estimated TRA liability is $22.2 million, subject to adjustment as provided in the Tax Receivable Agreement. Assuming the maximum redemption of the public shares and no exchange of LF LLC’s HoldCo Class B Units pursuant the A&R HoldCo LLC Agreement, the estimated TRA liability is $21.8 million, subject to adjustment as provided in the Tax Receivable Agreement. Payments for such TRA liabilities will, subject to certain limitations, including in connection with available cash flow and financing facilities, be made annually in cash and are expected to be funded with tax distributions from Landcadia HoldCo. The Tax Receivable Agreement payments will commence in the year following New GNOG’s ability to realize tax savings provided through the transaction and, at this time, are expected to commence in 2025 (with respect to taxable periods ending in 2024). The amount and timing of such Tax Receivable Agreement payments may vary based upon a number of factors. The Tax Receivable Agreement also provides for an accelerated lump sum payment on the occurrence of certain events, including in the event of a change of control. Based upon certain assumptions, it is estimated that such early termination payment could range from $284.6 million, assuming no redemption of the public shares, to $287.0 million, assuming the maximum redemption of the public shares. It is anticipated that such early termination payments may be made from the proceeds of such change of control transaction; however, New GNOG may be required to fund such early termination payments from other sources and there can be no assurances that New GNOG will be able to finance such obligations in a manner that does not adversely affect its working capital or financial condition.

Amended and Restated HoldCo LLC Agreement

At the Closing, the Company, Landcadia HoldCo and LF LLC will enter into the A&R HoldCo LLC Agreement, which will provide, among other things, beginning 180 days after the Closing, each holder of HoldCo Class B Units will be entitled to cause Landcadia HoldCo to exchange all or a portion of its HoldCo Class B Units (upon the surrender of a corresponding number of shares of New GNOG Class B common stock) for either one share of New GNOG Class A common stock or, or at the election of New GNOG, in its capacity as the managing member of Landcadia HoldCo, the cash equivalent of the market value of one share of New GNOG Class A common stock. In addition, the A&R HoldCo LLC Agreement provides for additional issuances of HoldCo Class B Units and the equivalent number of shares of New GNOG Class B common stock to LF LLC in consideration of payments to be made by LF LLC to GNOG LLC pursuant to the terms of the Second A&R Intercompany Note. The additional HoldCo LLC Class B Units will be issued at the average of the volume weighted closing price for each of the ten consecutive full trading days ending on and including the last full trading date immediately prior to the due date of such payment.

Amendment to Insider Letter

At the Closing, certain insiders of the Company, including the Sponsors, and certain of the Company’s directors, will enter into an amendment (the “Lock Up Amendment”) to a letter agreement entered into on May 6, 2019 in connection with the Company’s initial public offering (the “Letter Agreement”), which adds an additional acceleration event to the lock-up period contemplated under the Letter Agreement based on a target price of $15.00 per share of New GNOG Class A common stock following a period of 60 days after the Closing. The Letter Agreement and the Lock Up Period thereunder does not apply to the HoldCo Class B Units or shares of New GNOG Class B common stock to be received by LF LLC pursuant to the Purchase Agreement.

Amended and Restated Registration Rights Agreement

At the Closing, New GNOG, the sponsors, Tilman Fertitta and certain of his affiliates will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), which will amend and restate the existing registration rights agreement to include shares of New GNOG Class A common stock issuable pursuant to the Purchase Agreement and the A&R HoldCo LLC Agreement.

Sponsor Forfeiture and Call-Option Agreement

In connection with the execution of the Purchase Agreement, on June 28, 2020, the Company and JFG Sponsor entered into an agreement (the “Sponsor Forfeiture and Call-Option Agreement”), pursuant to which, as of and contingent upon the Closing, JFG Sponsor will forfeit two thirds (or 2,543,750) of its founder shares. In addition, following and contingent upon the Closing, JFG Sponsor granted to New GNOG an option to repurchase any of the private placement warrants held by JFG Sponsor, to the extent that JFG Sponsor wishes to exercise or sell such warrants, subject to certain terms and conditions set forth in the Sponsor Forfeiture and Call-Option Agreement.

First A&R Intercompany Note

On or after the date of the GNOG Conversion and prior to the Closing, LF LLC and GNOG LLC will amend and restate the Original Intercompany Note to provide for future automatic dollar-for-dollar reductions of the principal amounts outstanding thereunder to reflect any further reductions of the principal amount outstanding under the Credit Agreement.

Second A&R Intercompany Note

Concurrently with the Closing, LF LLC and GNOG LLC will amend and restate the First A&R Intercompany Note to provide for, among other things, (a) a reduction in the principal amount outstanding under the First A&R Intercompany Note by $150.0 million, which reduction will occur at Closing through a non-cash distribution of capital to LF LLC, and (b) a reduction in the amounts payable thereunder to 6% annually on the outstanding balance from day to day thereunder; provided, that LF LLC and GNOG LLC will not agree to any material deviations to the forms of First A&R Intercompany Note or Second A&R Intercompany Note (as compared to the forms previously reviewed by the Company on or prior to the date of the Purchase Agreement) without prior written consent of the Company (such consent not to be unreasonably withheld, conditioned or delayed).

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

Business Combination

On June 28, 2020 the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire Golden Nugget Online Gaming, Inc. (“GNOG”) (the “Transaction”). Upon completion of the Transaction, through the parent entity of GNOG, Tilman J. Fertitta will hold a controlling interest in the Company. The combined company will have a dual-class share structure with super voting rights for Mr. Fertitta. The Transaction is expected to close in the 4th quarter of 2020.

The aggregate consideration for the Business Combination includes (i) $30.0 million cash, (ii) $313.5 million payable in 31,350,625 Class B membership interests in LHGN HoldCo, LLC (“Landcadia HoldCo”), a newly formed wholly-owned subsidiary of the Company, valued at $10.00 per unit, which are exchangeable into shares of the Company’s Class A common stock subject to certain limitations (the “HoldCo Class B Units”), and a corresponding number of shares of new, non-economic Class B common stock, par value $0.0001 per share (the “Class B common stock”), which entitle the holder to ten votes per share, subject to certain limitations and (iii) the assumption of $300 million of debt owed by GNOG under their Credit Agreement, of which $150 million will be repaid at Closing along with a related premium in an amount of approximately $24 million, as well as accrued and unpaid interest.

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

As of September 30, 2020, we had an unrestricted balance of $897,253 as well as cash and accrued interest held in trust of $320,494,513. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. During the nine months ending September 30, 2020, we paid franchise tax expenses of $283,859 and Federal income taxes of $684,815 from Trust Account earnings. Our Sponsors may, but are not obligated to, loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender and would be identical to the sponsor warrants.

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

For the three months ended September 30, 2020, we had a net loss of $240,403 compared to net income of $1,181,113 during the three months ended September 30, 2019. The loss in the quarter is the result of lower earnings on the Trust Account assets. For the nine months ended September 30, 2020 and 2019, we had net income of $570,078 and $2,002,647, respectively. The income for all periods relates to earnings on the Trust Account assets offset by general and administrative costs and management fees for administrative services. Income was lower in the nine months ended September 30, 2020 when compared to the same period in 2019 because of increased costs associated with the Business Combination and lower income on trust earnings as a result of lower interest rates.

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

Redeemable Shares

All of the 31,625,000 public shares sold as part of the public offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At September 30, 2020, there were 31,625,000 public shares, of which 30,117,474 were recorded as redeemable shares, classified outside of permanent equity, and 1,507,526 were classified as Class A common stock.

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2020. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and nine months ending September 30, 2020 and 2019, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the three and nine months ended September 30, 2020, the Company reported a loss available to common shareholders of $0.03 and $0.07, respectively. For the three and nine months ended September 30, 2019, the Company reported a loss available to common shareholders of $0.01 and $0.02, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Contractual Obligations

As of September 30, 2020, we did not have any long-term debt, capital or operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we were not subject to any market or interest rate risk. On May 9, 2019, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending September 30, 2020 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Amendment to the Purchase Agreement, dated as of September 17, 2020, by and among Landcadia Holdings II, Inc., LHGN HoldCo, LLC, Golden Nugget Online Gaming, Inc., GNOG Holdings, LLC and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2020).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

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

Dated: November 13, 2020