Form 10-K
period 2020-12-31
Golden Nugget Online Gaming, Inc.
filed 2021-03-31
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

001-38893

(Commission File Number)

Golden Nugget Online Gaming, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3593048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 West Loop South Houston, Texas 77027

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 713-850-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Class A common stock, $0.0001 par value	GNOG	The Nasdaq Global Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes ☒ No

Indicate by check mark if the registrant is not required of file reports pursuant of Section 13 or Section 15(d) of the       ☐ Yes ☒ No

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
Emerging growth company ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $517,068,750 as of June 30, 2020, based upon the market price of $16.35 per share, excluding shares held by directors and executive officers. As of March 15, 2021, 46,566,547 shares of Class A common stock, par value $0.0001 per share, and 31,350,625 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements relating to our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “will”, “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report on form 10-K may include, for example, statements about:

• our ability to maintain the listing of our shares of Class A common stock on the Nasdaq Stock Market LLC (“Nasdaq”);

• our ability to raise financing in the future;

• our success in retaining or recruiting officers, key employees or directors;

• factors relating to our future business, operations and financial performance, including:

•	our inability to compete with other forms of entertainment for consumers’ discretionary time and income;

•	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global COVID-19 pandemic and reductions in discretionary consumer spending, among others;

•	our inability to attract and retain users;

•	our inability to profitably expand into new markets;

•	changes in applicable laws or regulations;

•	the failure of third-party service providers to perform services and protect intellectual property rights required for the operation of GNOG’s business;

•	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•	other factors detailed herein under the sections entitled “Risk Factors.”

These forward-looking statements are based on information available as of the date of this report on form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents, we have filed with the U.S. Securities and Exchange Commission. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in that section, alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. These risk factors include, but are not limited to, the following:

•	Competition within the gaming industry is intense and our existing and potential users may be attracted to our competitors’ offerings as well as competing forms of entertainment such as television, movies, sporting events, and other online/digital experiences. If our offerings do not continue to be popular, our business could be harmed.

•	The COVID-19 pandemic could adversely impact our business, results of operations and financial condition.

•	Economic downturns and adverse political and market conditions beyond our control could adversely negatively affect our business, financial condition and results of operations.

•	Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

•	We may experience fluctuations in our operating results, which make our future results difficult to predict and may cause our operating results to fall below expectations.

•	The success, including win or hold rates, of existing or future iGaming and sports betting products depends on a variety of factors and is not entirely in our control.

•	Our growth inherently depends on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and business prospects.

•	We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in such systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our online gaming offerings, software applications and systems, and the third-party platforms upon which they are made available could contain undetected errors.

•	Despite our security measures, our information technology and infrastructure is vulnerable to attacks by hackers or breaches resulting from employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.

•	Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

•	If we fail to detect fraud or theft, including by our users and employees, our brand’s reputation may suffer which could negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.

•	Our business is dependent on agreements with certain of our affiliates, and our failure to comply with the terms of such agreements, or failure to maintain our relationship with Golden Nugget and its affiliates, may have a material adverse effect on our business, results of operations, cash flows and financial condition.

•	We rely on strategic relationships with casinos and other gaming operators to offer our products in certain jurisdictions. If we cannot establish and manage such relationships with these partners, our business, financial condition and results of operations could be adversely affected.

•	We rely on third-party providers to validate the identity and location of our users, and if such providers fail to accurately confirm user information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

•	We rely on third-party payment processors to process deposits and withdrawals made by customers on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

•	We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

•	We rely on licenses to use the intellectual property rights of third parties, which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.

•	Our business is subject to a variety of U.S. laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

•	Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions and if we fail to obtain such licenses our business, financial condition, results of operations and business prospects could be impaired.

•	We are subject to risks related to the geographic concentration of our operations.

•	Because we have elected to take advantage of the “controlled company” exemption to the corporate governance rules under Nasdaq rules, our stockholders do not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies and which could make our common stock less attractive to some investors or otherwise harm our stock price.

•	The dual class structure of our common stock has the effect of concentrating voting power with Tilman Fertitta and his affiliates, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

•	Future sales of substantial amounts of Class A common stock in the public market (including shares of Class A common stock issuable in connection with the exercise of our warrants), or the perception that such sales may occur, could cause the market price for our Class A common stock to decline.

•	Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs and impact our future financial performance.

PART I

ITEM 1. BUSINESS

Overview

Except as expressly stated or the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “GNOG” refer to Golden Nugget Online Gaming, Inc.

We are an online gaming, or iGaming, and digital sports entertainment company focused on providing our customers with the most enjoyable, realistic and exciting online gaming experience in the market. We currently operate in New Jersey and Michigan where we offer patrons the ability to play their favorite casino games and bet on live-action sports events. Our desire to innovate, improve and offer the most realistic online gaming platform drives our employees and defines our business, as we pursue our vision to be the leading destination for online gaming players with a modern mindset. We maintain an expansive catalogue of online casino games in the New Jersey market with over 800 titles.

We are authorized by the New Jersey Division of Gaming Enforcement (“DGE”) and the Michigan Gaming Control Board (“MGCB”) to operate interactive real money online gaming in New Jersey and Michigan. We were one of the first online gaming operators to enter the New Jersey market in 2013 and one of the first to enter the Michigan market in January of 2021. As an affiliate of the Golden Nugget/Landry’s (“GNL”) family of companies, we aspire to live up to the reputation of Golden Nugget, a storied brand in the gaming industry, by providing customers with an online gaming experience consistent with Golden Nugget’s land-based casinos. Our technology is designed to create superior online betting experiences for the avid casino and sports bettor. Our goals have been shaped with these players in mind, both in who he or she is today and who we anticipate he or she will become as the gaming industry evolves. The Golden Nugget vision underpins our position as a market leader and innovator in today’s rapidly expanding online gaming industry.

We believe we are well-positioned for continued growth with the support of the Golden Nugget brand and its seasoned management team, together with its commitment to innovation. We believe that this enviable combination of expertise, brand recognition and infrastructure will not only support our continued success in the New Jersey market, but also allow the company to capture market share in other key iGaming states in the future. We recently entered the Michigan market, and are currently targeting Pennsylvania, West Virginia, Virginia and Illinois as states in which we plan to enter in the near future, subject to regulatory approvals, while continuing to evaluate entry into additional markets.

We have experienced tremendous growth since we began operations. According to information published by the DGE, as of December 31, 2020, our market share in the New Jersey online gaming market was 11%. Our gross gaming revenues, or GGR (as defined below), have grown from $9.6 million in 2014 to $60.9 million in 2019, and $101.9 million in 2020. In addition, we have steadily grown our average monthly net casino revenue per depositing user (“Net Casino ARPU”) from $467 in 2014 to $566 in 2019, and $631 in 2020. Our GGR is defined as the sum of all customer wagers (including the amount of all promotional credits wagered by such customers), minus all winnings paid to such customers on such wagers. For purposes of calculating our GGR, we include only settled wagers, and exclude all pending online casino or online sports bets which have not yet settled (e.g., sports bets on sports events that have not concluded as of the date of determination of GGR).

Corporate History

Golden Nugget Online Gaming, Inc. (formerly known as Landcadia Holdings II, Inc. or “Landcadia”) was originally incorporated as CAPS Holdings LLC, a Delaware limited liability company on August 11, 2015 and converted into a Delaware corporation on February 4, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On May 9, 2019, Landcadia consummated an initial public offering, after which its securities began trading on The Nasdaq Capital Market LLC.

On December 29, 2020 we completed the acquisition of Golden Nugget Online Gaming, LLC (formerly known as Golden Nugget Online Gaming, Inc.) (“GNOG LLC”),, a New Jersey limited liability company and wholly-owned subsidiary of GNOG Holdco (as defined below). The acquisition was completed pursuant to the purchase agreement, dated June 28, 2020 (as amended on September 17, 2020 and December 20, 2020) by and among the Company, LHGN HoldCo, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of the Company (“Landcadia Holdco”), Landry’s Fertitta, LLC, a Texas limited liability company (“LF LLC”), GNOG Holdings, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of LF LLC (“GNOG Holdco”), and GNOG LLC. Following the closing of the acquisition, we changed our name from “Landcadia Holdings II, Inc.” to “Golden Nugget Online Gaming, Inc.”

GNOG LLC was incorporated in New Jersey in February 2011 under the name Landry’s A/C Gaming, Inc., which was subsequently changed to Landry’s Finance Acquisition Co. in November 2011 and ultimately Golden Nugget Online Gaming, Inc. on May 6, 2020. In December 2020 and in connection with the transaction, GNOG Inc. converted into a limited liability company by merging with and into GNOG LLC.

We operate as an umbrella partnership C-corporation, or “Up-C,” meaning that substantially all of our assets are held indirectly through GNOG LLC, our indirect subsidiary, and our business is conducted through GNOG LLC.

Industry Background/Market Opportunity

We are focused on becoming a leader in U.S. online gaming, which is a fast-growing part of the larger U.S. gaming industry. iGaming includes all online casino games played on a computer or mobile device such as slots, video poker, electronic table games and live dealer table games, but does not include online sports wagering. The iGaming market includes both “Pure Casino” players who sign up for the primary purpose of playing online casino games, such as slots or table games, as well as sports betting players who also want to play casino games. According to the DGE, the iGaming market in New Jersey has grown significantly, from approximately $221 million in total iGaming revenues in 2017 to approximately $462 million in 2019.

The current COVID-19 pandemic has served as a catalyst to accelerate growth in the U.S. iGaming industry as many people are spending more time at home. The pandemic has changed the way people work and live, with an increased use and dependence on technology and a need for at-home entertainment options. The number of people engaging in iGaming has increased significantly as a result of these changes, some of which are currently expected to continue for an indefinite period of time or may become permanent. Total iGaming revenues in New Jersey for 2020 were $931.5 million, representing a 101.7% increase over the same period in 2019, according to the DGE.

We operate real money online gaming within the State of New Jersey, and since January 2021, in the State of Michigan. We are also contracted to manage certain third parties that are also authorized to operate real money online gaming in New Jersey, for which we receive royalties and cost reimbursement. Today, iGaming is legal in New Jersey, Pennsylvania, Delaware, Michigan, and West Virginia, and online sports betting is legal in fourteen states and the District of Columbia. In addition, legislation to legalize iGaming and/or sports betting is pending in several states. We anticipate that legalization of iGaming and online sports betting will expand across the U.S. as states understand and appreciate the revenue potential.

Over the last few years, iGaming revenue as a percentage of land-based gaming revenue has grown. Based on data released by the DGE, between 2016 and 2019, iGaming revenue grew from 7% to 17% of land-based gaming revenue in New Jersey. For 2020, iGaming revenue in New Jersey represented 62% of land-based gaming revenue, according to data published by the DGE. On March 16, 2020, all Atlantic City land-based casinos were required to close because of the governmental response to the COVD-19 pandemic. In January, February and March 2020, online gaming revenues represented 27.7%, 23.0% and 75.8% of Atlantic City land-based casino gaming revenues, respectively. During April, May and June 2020, Atlantic City land-based casino gaming revenues was $0. Atlantic City casinos reopened on July 2, 2020, resulting in the percentage of online gaming revenues compared to Atlantic City land-based casino gaming revenues decreasing to 65.6% for the month of December 2020. The increase in online gaming revenues in 2020 is attributable, in part, to the temporary closure of Atlantic City casinos, leading traditional casino players to utilize online gaming. Nonetheless, we believe the COVID-19 pandemic has accelerated the growth trend in online gaming. Our management estimates that, on a run-rate basis, the iGaming market in the U.S. over time will achieve 30% penetration versus the land-based market. Based on nationwide land-based commercial and tribal gaming revenues of $75 billion in 2018, 30% penetration implies a $22 billion revenue potential in the long-term U.S. iGaming market.

Our Competitive Strengths

Our competitive strengths include:

•	The strength of the Golden Nugget brand;

•	iGaming focus targeting high value customers;

•	Profitable customer acquisition;

•	Market-leading innovation and content;

•	Continued support from Golden Nugget;

•	Seasoned management team of industry experts;

•	Best-in-class customer support; and

•	Proven operator with industry recognition.

Strength of the Golden Nugget Brand

One of the unique features that has contributed to our success is our affiliation with GNL and Tilman Fertitta, GNL’s Chairman and Chief Executive Officer and our Chairman and Chief Executive Officer. GNL is a household name in the U.S., with a diversified restaurant, hospitality, entertainment and gaming portfolio that includes:

•	600 outlets;

•	three hotels;

•	four aquariums;

•	two amusement parks; and

•	five Golden Nugget casinos.

The Golden Nugget name is a well-known and storied brand in the gaming industry. Celebrated since opening as a gambling hall in Las Vegas  in 1946, Golden Nugget today is associated with gaming and high-quality service at an attractive value. Golden Nugget maintains a geographically  diverse portfolio of five land-based casinos: Golden Nugget Las Vegas, Nevada; Golden Nugget Laughlin, Nevada; Golden Nugget Lake Charles,  Louisiana; Golden Nugget Biloxi, Mississippi; and Golden Nugget Atlantic City, New Jersey. The Golden Nugget casino properties offer popular  slot machines and table games as well as a wide selection of amenities.

As the online gaming affiliate of Golden Nugget Atlantic City, we have taken the best aspects of its legacy brand and modified them to attract today’s online gaming customer.

Tilman Fertitta is an internationally recognized businessman with a significant media presence throughout the U.S. According to CNBC, Mr. Fertitta’s TV show, “Billion Dollar Buyer,” was the network’s “most watched premiere hour ever” in 2016 and has aired three successful seasons. In addition, he is a New York Times Best-Selling author with his book “Shut Up and Listen,” which outlines his business philosophies. In addition to GNL, Mr. Fertitta is the sole owner of the NBA’s Houston Rockets. Our brand has been significantly enhanced through Mr. Fertitta’s promotion and support of our company.

iGaming Focus Targeting High Value Customers

As one of the only true iGaming-focused online gaming companies, we believe we are well positioned to continue to acquire the highest value customers in the iGaming market. While we offer both iGaming and online sports betting, our management believes the combination of higher lifetime player value (“LTV”) and player demographics of iGaming players creates a superior value proposition for iGaming. As a result, we intend to focus our efforts on acquiring high value iGaming players. Nevertheless, we believe offering online sports betting increases our competitive advantage because many online sports betting players also choose to play casino games.

A key to our success is our superior ability to acquire and retain the highest value iGaming players, resulting in higher engagement as measured by LTV. We believe that the average iGaming player plays longer, reinvests his or her winnings more quickly and has a higher disposable income, all of which contributes to a higher total engagement per active month than land-based casino players and online sports bettors. As of December 31, 2020, our five-year gross LTV in gross gaming revenue was approximately $7,671, which we believe is greater than that of our competitors. In addition, we have steadily grown our Net Casino ARPU from $467 in 2014 to $566 in 2019, and $631 in 2020.

Player demographics for our iGaming players are relatively split between gender, with around 55% of customers being male and 45% being female. In contrast, approximately 95% of our online sports bettors are male. Similarly, our average iGaming player is between 40 and 45 years old, whereas our online sports player tends to be between 30 and 35 years old.

Profitable Customer Acquisition

Another component of our success is our ability to attract new high value customers through GNL’s customer database. Landry’s Select Club, a restaurant loyalty program implemented in 2009 by GNL, had over 3 million members as of December 31, 2020, and prior to the outbreak of COVID-19, was adding more than 5,500 members per week. Approximately 18% of GNL’s restaurant sales are associated with Landry’s Select Club transactions. The Golden Nugget 24k Select Club, a loyalty program for Golden Nugget casino customers, had over 3.9 million members as of December 31, 2020, and prior to the outbreak of COVID-19, was adding over 7,000 new members per week on average since July of 2019. In 2019, approximately 80% of rated play revenue at Golden Nugget casinos was associated with 24k members. Management believes that access to this database is an advantage in promoting our products to new customers and will accelerate our growth into new jurisdictions as the legalization of online gaming spreads across the U.S.

In addition to using the GNL databases, we target our marketing efforts through high-quality traffic sources including TV advertising, targeted digital spend, and extensive relationships with leading affiliates in the U.S. market to increase our customer base. As is typical in high-growth industries, we believe most companies in the online gaming vertical to date have allocated a disproportionate amount of their capital to marketing and advertising to build a customer database in the hopes of capturing market share. In contrast, we have been able to keep customer acquisition costs relatively low as a percentage of our revenue while achieving significant growth. We estimate that new players typically reach a break-even return on investment, or ROI, by month five, earn the company an approximately 2.2x ROI by year one, and an approximately 8.0x ROI by year five, in each case where ROI is calculated as cumulative GGR divided by advertising spend.

Market-Leading Innovation and Content

We offer customers a superior platform for iGaming with what we believe to be a best-in-class iGaming content mix, combined with continued innovation and new product offerings. As of December 31, 2020, we offered over 800 game titles in New Jersey, which we believe gives us a significant lead in the New Jersey market in terms of total available content. We believe that our ability to offer a wider array of iGaming products effectively reduces our customer acquisition costs and player churn by providing a superior product offering as compared to our competitors.

We believe that our commitment to innovation is demonstrated by consistently being first-to-market with the latest iGaming offerings:

•	Live Dealer Studio. We were the first company to launch a Live Dealer studio in the United States. The Live Dealer studio provides a more realistic environment for customers through interactions with a live dealer and fellow players, which our management believes has been a significant factor in convincing casino players to use iGaming. Because of the success of the Live Dealer studio, we have 18 tables in our Live Dealer studio as of December 31, 2020, increased from four tables when we first offered this product in 2016.

•	Golden Nugget Branded Video Slot Games. We believe that we were also the first to offer a branded video slot game online, the “Golden Nugget Video Slot,” which gives players the experience of being in one of Golden Nugget’s land-based casinos.

•	New Games. We have been successful in introducing new game categories to its customers, such as Steppers and Megaways.

We are well positioned to maintain our status as an online gaming innovator through our strategic partnerships with the top gaming equipment suppliers in the industry, including Scientific Games Digital (“SGD”). We have a multi-year, multi-state, multi-product, multi-channel agreement with SGD for iGaming and sports betting, whereby SGD provides us with its core platform (Player Account Management, Wallet, Bonusing Tools), online casino platform (Open Gaming System), and online games, and has agreed to provide us with its online sports betting platform and sports managed trading services through June 30, 2024 in New Jersey, and will provide such platforms and services in the future for terms of generally three or four years following specified milestone events such as the initial deployment of our software in a state or of any additional vertical in Nevada, Mississippi and Pennsylvania. This and other partnerships have enabled us to launch 20 exclusive games in 2020, with 80 more games that are expected to be released from the date hereof through the end of 2021.

Continued Support from GNL

We receive significant support from GNL through several contractual arrangements described below. We believe our relationship with GNL is highly constructive and will enable us to be successful in the long-term. Set forth below is a summary of the terms of these contractual arrangements.

Trademark License Agreement. Pursuant to this agreement, GNLV has granted to GNOG LLC an exclusive license to use certain “Golden Nugget” trademarks (and other trademarks related to GNOG LLC’s business) in connection with operating online real money casino gambling and sports wagering in the U.S. and any of its territories, subject to certain restrictions. The license has a twenty-year term that commenced on December 29, 2020, the date that we completed the acquisition of GNOG LLC (the “Closing Date”). During the term of the agreement, GNOG LLC has agreed to pay Golden Nugget a monthly royalty payment equal to 3% of net gaming revenue (as such term is defined in such agreement). Upon the tenth and fifteenth anniversary of the effective date of the Trademark License Agreement, the monthly royalty amount payable to GNLV will be adjusted to equal the greater of (i) 3% of net gaming revenue and (ii) the fair market value of the licenses (as determined by an independent appraiser, if necessary).

While the trademarks licensed under the Trademark License Agreement generally will be exclusively licensed to GNOG LLC, in the event that (i) a new market or opportunity becomes available (e.g., pursuant to the legalization of online gaming in another jurisdiction), and (ii) GNOG LLC is unwilling, unable or otherwise fails to pursue such market or opportunity, Golden Nugget will be permitted to pursue such market or opportunity and utilize the trademarks covered by the Trademark License Agreement with respect thereto. For the avoidance of doubt, nothing in the Trademark License Agreement will restrict GNOG LLC (or Golden Nugget) from owning or operating an online-based casino using marks that are not covered by the Trademark License Agreement.

A&R Online Gaming Operations Agreement with GNAC. Pursuant to this agreement, GNAC granted GNOG LLC the right to host, manage, control, operate, support and administer, under GNAC’s land-based casino operating licenses, the Golden Nugget-branded online gaming business, live dealer studio in New Jersey and the third-party operators. Under the agreement, GNOG LLC is responsible for managing, administering and operating its online gaming business and providing services to GNAC in connection with the management and administration of certain platform agreements and GNAC is required to provide certain operational and infrastructure services to GNOG LLC in connection with its New Jersey operations. In addition to the 3% royalty payable pursuant to the Trademark License Agreement as described above, GNOG LLC is also obligated to reimburse GNAC for certain expenses incurred by GNAC in connection with the New Jersey online gaming business, such as New Jersey licensing costs, regulatory fees, certain gaming taxes and other expenses incurred by GNAC directly in connection with GNOG LLC’s operations in New Jersey. The A&R Online Gaming Operations Agreement has a term of five years commencing from April 2020 and is renewable by GNOG LLC for an additional five-year term. The A&R Online Gaming Operations Agreement also provides for, among other things, (a) minimum performance standards under which GNOG LLC is required to operate the Golden Nugget online gaming business, and (b) an arms-length risk allocation framework (including with respect to insurance and indemnification obligations).

Other Agreements. Pursuant to the Services Agreement, GNAC and Golden Nugget have agreed to provide certain services and facilities, including payroll, accounting, financial planning and other agreed upon services, to GNOG LLC from time to time and GNOG LLC has agreed to provide continued management, consulting and administrative services to Golden Nugget’s applicable subsidiary in connection with retail sports wagering conducted and such subsidiary’s brick-and-mortar casino. Under this agreement, each party is responsible for its own expenses and the employer of any shared employee is responsible for such shared employee’s total compensation. GNOG LLC is also obligated to reimburse the party providing the service or facilities at cost. In addition, at Closing, GNOG LLC entered into the Office Leases with Golden Nugget, GNAC and/or their respective affiliates for the use of certain office space in Atlantic City, New Jersey, and Houston, Texas.

Agreement with Danville Development. On November 18, 2020, GNOG LLC entered into a definitive agreement with Danville Development, LLC (“Danville Development”) for market access to the State of Illinois. Danville Development is a joint venture between Wilmot Gaming Illinois, LLC and GN Danville, LLC, a wholly owned subsidiary of Golden Nugget and an affiliate of GNOG LLC, formed to build a new Golden Nugget branded casino in Danville, Illinois, pending obtaining all regulatory approvals. GN Danville, LLC will own a 25% equity interest in Danville Development and has an option to purchase the other equity interests in the future at a price to be determined pursuant to the definitive agreement. The definitive agreement has a term of 20 years and requires GNOG LLC to pay Danville Development a percentage of its online net gaming revenue, subject to minimum royalty payments over the term. In addition, under the definitive agreement, GNOG LLC holds the exclusive right to offer online sports wagering and, if permitted by law in the future, online casino wagering. GNOG LLC has committed to cause to be provided a mezzanine loan in the amount of $30.0 million to Danville Development, which will indirectly benefit GN Danville, LLC, for the development and construction of the casino.

Seasoned Management Team of Industry Experts

We are led by a seasoned management team of industry experts that enable the company to continue to achieve success in the online gaming space. Tilman Fertitta, our Chairman and Chief Executive Officer, has established himself as one of the preeminent businessmen in the United States regardless of industry focus. Mr. Fertitta has an extensive track record in the consumer, hospitality and gaming sectors with over 30 years of experience. Thomas Winter, our President, is a gaming industry veteran and has served as Senior Vice-President and General Manager of the online gaming division of Landry’s LLC for seven years. Prior to Landry’s LLC, Mr. Winter served as Chief Executive Officer of Betclic, a major European online sports betting and gaming operator, which merged with Expekt.com.

Best-In-Class Customer Support

We strive to provide our patrons with a best-in-class customer support network and unparalleled service. We believe that this commitment to excellent customer service has enabled us to retain more of our acquired players by offering users the live support needed to facilitate an enjoyable online gaming experience. Our customer service representatives, who are available via phone, live chat, email and help center 24 hours of the day, seven days a week, have an average of three years of experience in the online gaming industry, providing users with a knowledgeable network of professionals to facilitate connectivity with our interface, answer questions and improve user play. Our commitment to our customers has resulted in superb customer support reviews.

Based on a survey of over 27,000 customers, we earned a customer satisfaction rate of 96% in 2019. Based on our bi-weekly statistics that we reported to the DGE, in 2019 our inbound answer rate for customer calls was 95%, meaning that 95% of customer calls were answered by a live customer support agent before going to voicemail.

Proven Operator with Industry Recognition

Since our inception, we have consistently been recognized as one of the best online gaming operators in the United States. We have received the following awards:

•	eGaming Review (“EGR”) North America’s Operator of the Year award in 2017, 2018, 2019 and 2020;

•	EGR North America’s Casino Operator of the Year award in 2017, 2018 and 2019;

•	EGR North America’s Acquisition Strategy award in 2017, 2018 and 2019;

•	EGR North America’s Best New Game award in 2019;

•	EGR North America’s Mobile Operator of the Year award; and

•	iGaming North America’s Operator of the Year award in 2015, 2016 and 2017.

While we do not benchmark our success on industry awards and recognition, we believe these awards help to demonstrate our  established  cutting-edge, online gaming platform.

Short-Term Growth Plan and Opportunities

Currently, we are targeting Pennsylvania, Illinois, West Virginia and Virginia as states we plan to enter in the near future, subject to regulatory approvals. However, as the legalization of iGaming expands in the U.S., we intend to evaluate the financial viability of entering other new markets. We commenced operations in Michigan in January 2021.

Michigan

We began offering iGaming and online sports betting in Michigan in January 2021 through an arrangement with a licensed Tribal casino. According to the Michigan Lawful Internet Gaming Act, as of December 31, 2020, Michigan has authorized up to 15 licenses for iGaming (three commercial land-based casinos and 12 Tribes), and the applicable Michigan law allows for only one iGaming operating brand per licensee.

On June 17, 2020, we entered into a market access agreement with Keweenaw Bay Indian Community, a federally recognized Indian tribe (“KBIC”), pursuant to which KBIC agreed to grant us the right operate a “Golden Nugget” branded online casino (including, at our discretion, online poker) and online sportsbook in the State of Michigan under KBIC’s casino license held in connection with KBIC’s ownership of the Ojibwa Casinos located in Baraga, Michigan and Marquette, Michigan. The initial term is 15 years with an optional ten-year renewal period.

Pennsylvania

We and GNL are pursuing regulatory approvals to enter the iGaming market in Pennsylvania. iGaming was legalized in Pennsylvania in July 2019, shortly after the legalization of online sports betting in that state in November 2018. As of December 31, 2020, there are 11 total licenses (primary and Qualified Gaming Entity (as defined below)) available in the Pennsylvania market for online gaming operators, with no limits on skins (as defined below). According to the Pennsylvania Gaming Control Board, in December 2020, there were 10 licenses operating iGaming under 13 different brands in Pennsylvania generating approximately $68.9 million in aggregate gaming revenues.

We are seeking regulatory approvals to be licensed as a “Qualified Gaming Entity” in Pennsylvania, and as a result will not be subject to market access royalties. As a Qualified Gaming Entity, we will also have the option, subject to regulatory approvals, to partner with competing online gaming companies (“skins”) in a revenue share arrangement. The estimated cost of the online slots and online table gaming certificates necessary to offer online casino games in Pennsylvania is $8.0 million. Pending issuance of the appropriate licenses and approvals, we currently expect to launch our iGaming operations in Pennsylvania in late third quarter or early fourth quarter of 2021.

Illinois

We are pursuing online sports betting, and once legalized, iGaming in Illinois through an arrangement with Danville Development, LLC (“Danville Development”). Danville Development is a joint venture between Wilmot Gaming Illinois, LLC and GN Danville, LLC, a wholly owned subsidiary of Golden Nugget and an affiliate of GNOG LLC, formed to build a new Golden Nugget branded casino in Danville, Illinois, pending obtaining all regulatory approvals. Online sports betting was legalized in Illinois in June 2019. According to amended Senate Bill 690, as of December 31, 2020, Illinois has authorized up to 22 statewide licenses for online sports betting (10 existing casinos, 6 new casinos, 3 racetracks and 3 untethered), and the applicable Illinois law allows for only one brand per licensee.

On November 18, 2020, we entered into a market access agreement with Danville Development, LLC which will give us the exclusive right to offer online sports wagering and, if permitted by future legislation, iGaming wagering in the State of Illinois. The initial term of the agreement between us and Danville Development, LLC is 20 years and requires GNOG LLC to pay a percentage of its online net gaming revenue, subject to minimum royalty payments over the term. In addition, we have committed to cause to be provided a mezzanine loan in the amount of $30.0 million to Danville Development, LLC for the development and construction of the casino. Pending issuance of the appropriate licenses and approvals, we currently expect to launch our online sports betting operations in Illinois by the end of 2021.

West Virginia

We are pursuing iGaming and online sports betting in West Virginia through an arrangement with Greenbrier Hotel Corporation. Online sports betting was legalized in West Virginia in March 2018 and iGaming in March 2019. According to the West Virginia Lottery Interactive Wagering Act and the West Virginia Lottery Sports Wagering Act, as of December 31, 2020, West Virginia has authorized up to 5 statewide licenses for online sports betting and iGaming each, and the applicable West Virginia laws allow for three brands per licensee.

On November 20, 2020, we entered into a market access agreement with Greenbrier Hotel Corporation which will give us the right to offer online sports wagering and iGaming wagering in the State of West Virginia. The agreement is for 10 years and will allow us to use the “Golden Nugget” brand. As part of the agreement, we GNOG LLC will be paying a percentage of its online net gaming revenue, subject to making minimum royalty payments to Greenbrier Hotel Corporation over the term. Pending issuance of the appropriate licenses and approvals, GNOG currently expects to launch its iGaming and online sports betting operations in West Virginia by the end of the second quarter of 2021.

New Jersey

We also plan to continue investing heavily in our New Jersey online gaming operations to retain market share and continue to acquire new high value customers. While we are a market leader in the New Jersey iGaming market, our management believes the potential for growing our share of the online sports betting market represents a lucrative opportunity based on our management’s estimates that the online sports betting market in New Jersey will be $800.0 million by 2025 as measured by gaming revenues. Based on a report released by the DGE on January 13, 2021, there are seven iGaming permit holders in New Jersey. Each holder of an iGaming permit may grant up to five iGaming skins and each holder of a sports wagering license may grant up to three online sports wagering skins.

Intellectual Property

We do not currently own any registered intellectual property. Our intellectual property portfolio consists substantially of licensed intellectual property, including the “GOLDEN NUGGET” trademarks licensed pursuant to the Trademark License Agreement with Golden Nugget and GNLV, each of which are our affiliates.

Pursuant to the Trademark License Agreement, GNLV granted GNOG LLC an exclusive license to use certain “GOLDEN NUGGET” trademarks (and other trademarks related to its business) and domain names, including goldennuggetcasino.com, solely in connection with online real money casino gambling and sports wagering in the U.S. and any of its territories.

In addition to the intellectual property licensed by GNOG LLC under the Trademark License Agreement, we license certain third-party intellectual property (such as our platform and/or games) under licenses and service agreements with those third parties to operate our online real money casino gambling and sports wagering business, including through agreements with gaming content creators and service providers. Although we believe the licenses under the Trademark License Agreement and these third-party agreements are sufficient for the operation of our business, these licenses limit the use of the licensed intellectual property in specific manners and for specific time periods and we rely entirely on such rights granted by third parties or affiliates to operate our business. We may also rely in part on the counterparties to the Trademark License Agreement and such other third-party agreements to appropriately register, protect and defend the licensed intellectual property.

Companies in the gaming, sports betting, casino, technology and other industries may own large numbers of patents, copyrights, trade secrets, and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement, misappropriation, or other violations of intellectual property rights. From time to time, we may face allegations by third parties, including our competitors and non-practicing entities, that we have infringed, misappropriated, or otherwise violated their trademarks, copyrights, trade secrets, patents and other intellectual property rights. As our business grows, we will likely face more claims of infringement.

Government Regulation

We are subject to various U.S. and foreign laws and regulations that affect our ability to operate in the iGaming and sports betting industries. These industries are generally subject to extensive and evolving regulations that could change based on political and social norms and that could be interpreted in ways that could negatively impact our business.

The gaming industry, which includes iGaming and sports betting, is heavily regulated and in order to continue our operations, we must maintain licenses and pay gaming taxes or a percentage of revenue in each jurisdiction from which we operate. Our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions from which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with material financial interests in gaming operations, along with the integrity and security of our iGaming and sports betting offerings. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to:

•	ensure that unsuitable individuals and organizations have no role in gaming operations;

•	establish procedures designed to prevent cheating and fraudulent practices;

•	establish and maintain anti-money laundering practices and procedures;

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective controls over their financial practices, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	maintain systems for reliable record keeping;

•	file periodic reports with gaming regulators;

•	establish programs to promote responsible gaming; and

•	enforce minimum age requirements.

Typically, a state regulatory environment is established by statute and underlying regulations and is administered by one or more regulatory agencies (typically a gaming commission or state lottery) who regulate the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we conduct or intend to conduct our business:

•	adopt rules and regulations under the implementing statutes;

•	interpret and enforce gaming laws and regulations;

•	impose fines and penalties for violations;

•	review the character and fitness of participants in gaming operations and make determinations regarding their suitability or qualification for licensure;

•	grant licenses for participation in gaming operations;

•	collect and review reports and information submitted by participants in gaming operations;

•	review and approve certain transactions, which may include acquisitions or change-of-control transactions of gaming industry participants and securities offerings and debt transactions in which such participants engage; and

•	establish and collect fees and taxes in jurisdictions where applicable.

While we believe that we are in compliance in all material respects with all applicable iGaming and sports betting laws, licenses and regulatory requirements, we cannot assure that our activities or the activities of our users will not become the subject of any regulatory or law enforcement investigation, proceeding or other governmental action or that any such proceeding or action, as the case may be, would not have a material adverse impact on us or our business, financial condition or results of operations.

Licensing and Suitability Determinations

In order to operate in certain jurisdictions, we must obtain either a temporary or permanent license or determination of suitability from the responsible authorities. We seek to ensure that we obtain all necessary licenses to develop and put forth our offerings in the jurisdictions in which we operate and where our users are located.

Gaming laws require us, and often each of our holding and intermediary companies as well as subsidiaries, certain of our directors, officers and employees, and in some cases, certain of our shareholders, to obtain licenses from, or found suitable by, gaming authorities. Licenses and suitability findings require a determination that the applicant is qualified. Where not mandated by statute, rule or regulation, gaming authorities typically have broad discretion in determining who must apply for a license or finding of suitability and whether an applicant qualifies for licensing or should be deemed suitable to conduct operations within a given jurisdiction. When determining to grant a license to an applicant, gaming authorities generally consider: (i) the financial stability, integrity, responsibility and suitability of the applicant and its applicable affiliated entities and individuals (including verification of the applicant’s sources of funding); (ii) the quality and security of the applicant’s online real-money gaming platform, hardware and related software, including the platform’s ability to operate in compliance with local regulation, as applicable; (iii) the applicant’s history; (iv) the applicant’s ability to operate its gaming business in a socially responsible manner; and (v) in certain circumstances, the effect on competition.

Gaming authorities may, subject to certain administrative procedural requirements, (i) deny an application, or limit, condition, revoke or suspend any license issued, or suitability finding made, by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of regulatory action; (iii) demand that named individuals or shareholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.

Events that may trigger revocation of a gaming license or another form of sanction vary by jurisdiction. However, typical events include, among others: (i) conviction in any jurisdiction of certain persons with an interest in, or key personnel of, the licensee of an offense that is punishable by imprisonment or may otherwise cast doubt on such person’s integrity; (ii) failure to comply with any material term or condition of the gaming license; (iii) declaration of, or otherwise engaging in, certain bankruptcy, insolvency, winding-up or discontinuance activities, or an order or application with respect to the same; (iv) obtaining the gaming license by a materially false or misleading representation or in some other improper way; (v) violation of applicable anti-money laundering or terrorist financing laws or regulations; (vi) failure to meet commitments to users, including social responsibility commitments; (vii) failure to pay in a timely manner all gaming or betting taxes or fees due; or (viii) determination by the gaming authority that there is another material and sufficient reason to revoke or impose another form of sanction upon the licensee.

As noted above, in addition to us and our direct and indirect holding companies and subsidiaries, gaming authorities generally also have the right to investigate individuals or entities having a material relationship to, or material involvement with, us or any of our affiliates, to determine whether such individual or entity is suitable as a business associate. Specifically, as part of our obtaining iGaming and sportsbook licenses, certain of our officers, directors, and employees and in some cases, certain of our shareholders (typically, beneficial owners of more than 5% of a company’s outstanding equity, with most jurisdictions providing that “institutional investors” (as defined by a particular jurisdiction) can seek a waiver of these requirements) must file applications with the gaming authorities and may be required to be licensed or to qualify or be found suitable in many jurisdictions. Qualification and suitability determinations generally require the submission of extensive and detailed personal and financial disclosures followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes with respect to the individuals who occupy licensed positions must be reported to gaming authorities and in addition to the authority to deny an application for licensure, qualification, or a finding of suitability, gaming authorities have jurisdiction to disapprove a change in a corporate position. If any director, officer, employee or significant shareholder is found unsuitable (including due to the failure to submit required documentation) by a gaming authority, we may deem it necessary, or be required, to sever our relationship with such person. Furthermore, the charter provides that any of our capital stock owned or controlled by an unsuitable person or its affiliates is transferred to the Company or one or more third-party transferees, as and to the extent required by a gaming authority or deemed necessary or advisable by the Board in its sole and absolute discretion.

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised that it is required by gaming authorities may be denied a license or found unsuitable, as applicable. Furthermore, we may be subject to disciplinary action or our licenses may be in peril if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities.

iGaming. We previously operated our iGaming platform in New Jersey pursuant to a transactional waiver order issued by the DGE. We previously applied to the CCC for the issuance of a casino license as an Internet Gaming Affiliate of GNAC and for qualification of the Company as a holding company of casino licensee GNOG. We also sought qualification as a financial source of GNAC in connection with our business. On November 25, 2020, regulatory approvals were received in New Jersey for the issuance of a casino license to GNOG as an Internet Gaming Affiliate of GNAC; the Company to act as a holding company of casino licensee GNOG; and, GNOG to qualify as a financial source of GNAC. We are seeking regulatory approvals to be a “Qualified Gaming Entity” in Pennsylvania. As a Qualified Gaming Entity, we would have the option, subject to regulatory approvals, to partner with competing online gaming companies (“skins”) in a revenue share arrangement. We have also entered into an agreement with a Tribal casino in Michigan, which allows us to conduct our iGaming operations under the Tribe’s license pursuant to a revenue share arrangement. We have also recently executed similar agreements in Illinois and West Virginia. Generally, online gambling in the United States is only lawful when specifically permitted under applicable state law. At the federal level, several laws provide federal law enforcement with the authority to enforce and prosecute gambling operations conducted in violation of underlying state gambling laws. These enforcement laws include the Unlawful Internet Gambling Enforcement Act (the “UIGEA”), the Illegal Gambling Business Act and the Travel Act. No violation of the UIGEA, the Illegal Gambling Business Act or the Travel Act can be found absent a violation of an underlying state law or other federal law. In addition, the Wire Act of 1961 (the “Wire Act”) provides that anyone engaged in the business of betting or wagering knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a State or foreign country where betting on that sporting event or contest is legal into a State or foreign country in which such betting is legal. There is ongoing legal action as to whether the Wire Act applies beyond sports betting. A federal court of first instance has ruled that it does not.

Sportsbook. We previously operated our online sports betting platform in New Jersey pursuant to the transactional waiver order referenced above. On November 25, 2020, we obtained regulatory approval in New Jersey for the issuance of a casino license to GNOG as an Internet Gaming Affiliate of GNAC. Our agreement with a Tribal casino in Michigan and our market access agreements in Illinois and West Virginia will also allow us to conduct future online sports betting operations in those states. On May 14, 2018, the U.S. Supreme Court issued an opinion determining that the Professional and Amateur Sports Protection Act of 1992 (“PASPA”) was unconstitutional. PASPA prohibited a state from “authorizing by law” any form of sports betting. In striking down PASPA, the Supreme Court opened the potential for state-by-state authorization of sports betting. Several states and territories, including Arkansas, Colorado, Delaware, Illinois, Indiana, Iowa, Michigan, Mississippi, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Tennessee, Washington, D.C. and West Virginia already have laws authorizing and regulating some form of sports betting online or in brick- and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level.

Data Protection and Privacy

Because we handle, collect, store, receive, transmit and otherwise process certain personal information of our users and employees, we are also subject to federal, state and foreign laws related to the privacy and protection of such data. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future.

Competition

Given that the U.S. online gaming market is vast and rapidly expanding, we believe any company competing for the time and disposable income of customers within such market to be a competitor. Currently there are several online gaming companies in the U.S. that provide iGaming, online sports betting, or both, including, but not limited to, DraftKings, FanDuel, Betfair, Caesars Entertainment, BetMGM, Roar Digital, Penn National Gaming and Rush Street Interactive. We currently compete with FanDuel, DraftKings, Caesars Entertainment, Roar Digital, Rush Street Interactive and Hard Rock, among others, in New Jersey and expect to compete with Rush Street Interactive, FanDuel, DraftKings, PokerStars, Kindred and Penn National Gaming, among others, in Pennsylvania and FanDuel, DraftKings, Roar Digital, Penn National Gaming and Rush Street Interactive, among others, in Michigan when it begins operations in those states. Additionally, we expect competition from new entrants over time.

We believe the principal competitive factors in the business include reliability, gaming offerings, the ability to acquire and retain users, regulatory compliance, market access, brand equity, customer service, and innovation.

Employees

GNOG has 178 employees. GNOG also occasionally relies on independent contractors to support GNOG’s operations. None of GNOG’s employees are represented by a labor organization or are a party to any collective bargaining arrangement.

Responsible Gaming

We are committed to the welfare of our users and as such have made available to them the industry-leading tools, systems, resources and processes they need to play responsibly.

 ITEM 1A. RISK FACTORS

Our business and investing in our securities involve significant risks, some of which are described below. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this report.

Risks Related to Our Business and Industry

Competition within the gaming industry is intense and our existing and potential users may be attracted to our competitors’ offerings as well as competing forms of entertainment such as television, movies, sporting events, and other online/digital experiences. If our offerings do not continue to be popular, our business could be harmed.

We operate in the national gaming industry, itself a subsector of the broader entertainment industry, with our business-to-consumer offerings, including iGaming and online sports betting. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and land-based casinos, are more well established and may be perceived by our users to offer a superior customer experience. We compete with these other forms of entertainment for the discretionary time and income of our existing and potential users. If we are unable to sustain sufficient interest in our product offerings in comparison to other forms of entertainment, including new forms of entertainment, our business may suffer.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is intense competition among online gaming and interactive entertainment providers. Several established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Furthermore, new competitors, whether licensed or not, may enter the online gaming industry. There has also been considerable consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our offerings lose popularity, our business could suffer.

The COVID-19 pandemic could adversely impact our business, results of operations and financial condition.

The global spread and unprecedented impact of COVID-19 are complex and evolving. The COVID-19 pandemic has led governments and other authorities around the world to impose or recommend measures intended to control its spread, including travel bans, business and school closures, quarantines, “stay-at-home” orders and implementation of other social distancing measures. We face several risks arising from the COVID-19 pandemic, including with respect to macroeconomic impacts and well as the potential direct impact of the virus on our employees and operations.

Suspensions, postponements and cancellations of major sports seasons and sporting events during the COVID-19 pandemic have negatively impacted our sports betting business. On the other hand, business closures or capacity limitations, stay-at-home orders and other measures imposed in light of the COVID-19 pandemic have resulted in a significant increase in our iGaming business, as our offering is well suited for the current environment and consumers’ other options for leisure and entertainment are limited. Total iGaming revenues in New Jersey 2020 were $931.5 million, representing a 101.7% increase over the same period in 2019. If and when the threat of the COVID-19 pandemic diminishes, or businesses are otherwise able to return to operations at or near pre-pandemic levels, we will face competition for consumers’ discretionary time and income from many more forms of entertainment that were unavailable, or available on a limited basis, during the COVID-19 pandemic. As a result, our growth may slow as consumers, including those incremental players acquired during the pandemic, have more choices for entertainment. Our accelerated growth during the first nine months of 2020 may not continue, and our results for such period should not be considered a reliable indicator of our future results of operations.

The COVID-19 pandemic has also caused substantial uncertainty about the strength of the U.S. economy, including a recession and high unemployment rates. If the COVID-19 pandemic and economic consequences thereof, including high unemployment rates, persist for a prolonged period of time, the resulting reductions in consumers’ disposable income could have an adverse effect on our business. We expect that the longer the pandemic continues, and if repeat, resurgent or cyclical outbreaks of the virus continue to occur, the more likely it is that the pandemic may have an adverse effect on our business and, consequently, our results of operations and financial condition.

Finally, if a high percentage of our employees and/or a subset of our key employees and executives are infected or otherwise adversely impacted by COVID-19, our ability to continue to operate effectively may be negatively impacted.

The extent of the duration and severity of the COVID-19 pandemic remains uncertain, and we cannot predict the full impact it may have on our business, results of operations and financial condition; however, the effect on our results could be material and adverse.

Economic downturns and adverse political and market conditions beyond our control could adversely negatively affect our business, financial condition and results of operations.

Our financial performance is subject to global and U.S. economic conditions and their impact on levels of spending by users, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions have had, and may continue to have, far reaching adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect our business and financial condition. As a result of the ongoing COVID-19 pandemic, there is substantial uncertainty about the strength of the U.S. economy, which may currently or in the near term be in a recession and has experienced rapid increases in unemployment rates and uncertainty about the pace of potential recovery. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition, results of operations or prospects.

In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy may reduce users’ disposable income. Any one of these changes could have a material adverse effect on our business, financial condition, results of operations or prospects.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions in discretionary consumer spending. Demand for entertainment and leisure activities, including land-based gaming and online gaming variants, can be affected by changes in the broader economy and consumer tastes, both of which are difficult to predict and unmanageable. Adverse changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities including iGaming and online sports betting. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in financial markets, increased interest rates, foreign exchange volatility, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment, significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities, such as gaming.

For example, the COVID-19 pandemic has negatively affected economic conditions in the U.S. as well as globally and has caused a reduction in consumer spending. As of the date of this Annual Report, business closures or capacity limitations, stay-at-home orders and other measures imposed in light of the COVID-19 pandemic have resulted in a significant increase in our business, as our online offerings are well suited for the current environment and consumers’ other options for leisure and entertainment are limited. Nonetheless, in ordinary circumstances outside of the ongoing COVID-19 pandemic, any significant or prolonged decrease in consumer spending on entertainment or leisure activities could adversely affect the demand for our offerings, reducing our cash flows and revenues, and thereby materially harming our business, financial condition, results of operations and prospects.

We may experience fluctuations in our operating results, which make our future results difficult to predict and may cause our operating results to fall below expectations.

Our financial results have fluctuated in the past and we expect our financial results to fluctuate in the future. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business.

Our financial results in any given period may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the impact of seasonality, customer betting results, and the other risks and uncertainties set forth herein. Consumer engagement in our iGaming and online sports betting services may decline or fluctuate as a result of a number of factors, including the user’s level of satisfaction with our platforms, our ability to improve and innovate, our ability to adapt our platform, outages and disruptions of online services, the services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations or prospects.

In our iGaming offering, operator losses can at times be limited per stake to a maximum payout, but there is content where the maximum win exposure is uncapped due to features in the game that can potentially trigger more significant wins. When looking at bets across a period of time, however, these losses can potentially be significant. Our financial results may also fluctuate based on whether we pay out any jackpots to our iGaming users during the relevant period. As part of our iGaming offering, we offer progressive jackpot games. Each time a progressive jackpot game is played, a portion of the amount wagered by the user is contributed to the jackpot for that specific game or group of games. Once a jackpot is won, the progressive jackpot is reset with a predetermined base amount. While we maintain a provision for these progressive jackpots, the cost of the progressive jackpot payout would be a cash outflow for our business in the period in which it is won with a potentially significant adverse effect on our financial condition and cash flows. Because winning is underpinned by a random algorithm, we cannot predict with absolute certainty when a progressive jackpot payout will be incurred. In addition, we do not insure against random outcomes or jackpot wins.

The success, including win or hold rates, of existing or future iGaming and sports betting products depends on a variety of factors and is not entirely in our control.

The iGaming and sports betting industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of iGaming or sports bet, on average, will win or lose after a significant number of iterations. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our iGaming and sports betting we offer to our users. We use the hold percentage as an indicator of an iGaming’s or sports bet’s performance against its expected outcome. Although each iGaming or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary in accordance with statistical probability. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates for our iGaming offerings and sports betting wagers may differ materially from theoretical win rates we have estimated and could result in the winnings exceeding our expectations based on statistical law. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, cash flow and overall business operations.

Our success also depends in part on our ability to anticipate and satisfy user preferences in a timely and effective manner. As we operate in a dynamic industry characterized by rapidly evolving legal standards and regulations, the scope of our potential product offerings is subject to rapid change, and as such our offerings will be subject to dynamic consumer preferences and expectations around said offerings that cannot be predicted with certainty. We need to continually introduce new offerings and identify future offerings that complement our existing platforms, respond to our users’ needs and improve and enhance our existing platforms to maintain or increase our user engagement and growth of our business.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

We operate in a rapidly evolving and highly competitive industry and our projections are subject to the risks and assumptions made by management with respect to this industry. Operating results are difficult to forecast because they generally depend on our assessment of factors that are inherently beyond our control and impossible to predict with certainty, such as the timing of adoption of future legislation and regulations by different states. Furthermore, if we invest in the development of new products or distribution channels that do not achieve commercial success, whether because of competition or otherwise, it may not recover the often material “up front” costs of developing and marketing those products and distribution channels or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.

Additionally, as described above under “— Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects,” our business may be affected by reductions in consumer spending as a result numerous factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt timely measures to compensate for any shortcomings in revenue and/or operating profitability. This inability could cause our operating results in a given period to be higher or lower than budgeted.

Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain key users and our revenue and results of operations may decline.

The industries in which we operate are subject to frequent changes in standards, technologies, products and service offerings, as well as in customer demands, preferences and regulations. We must continuously make decisions regarding which offerings and technology to invest in to meet customer demand in compliance with evolving industry standards and regulatory requirements and must continually introduce and successfully market new and innovative technologies, offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. Our ability to engage, retain, and increase our user base and to increase our revenue depends heavily on our ability to successfully implement new offerings, both independently and jointly with third parties. We may introduce significant changes to our existing platforms and offerings or develop and introduce new and unproven products, with which we have little or no prior development or operating experience. The process of developing new offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if well reviewed and of high quality. If we are unable to develop technology and products that address users’ needs or enhance and improve our existing platforms and offerings in a timely manner, that could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Although we intend to continue investing in innovative content and systems, if new or enhanced offerings fail to engage our users or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that we evaluated at the time we decided to execute any new initiative. Developing new offerings may also divert our management’s attention from other business issues and opportunities. Even if our new offerings attain market acceptance, those new offerings could cannibalize the market share of our existing product offerings or share of our users’ wallets in a manner that could negatively impact their economics. Furthermore, such expansion of our business may increase the complexity of our business and place a significant strain on our management, operations, technical systems and financial resources and we may not recover the often-substantial up-front costs of developing and marketing new offerings or recover the opportunity cost of diverting management and financial resources away from other offerings. In the event of continued growth of our operations, products or in the number of third-party relationships, we may not have adequate resources, operationally, technologically or otherwise to support such growth and the quality of our existing platforms, offerings or relationships with third parties. Conversely, failure to effectively identify, pursue and execute new offerings, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition, results of operations and business prospects.

Any new offerings may also require our users to learn new skills to use our platform. This could create friction in the adoption of new offerings and new user additions related to any new offerings. To date, new offerings and enhancements on our existing platforms have not hindered our user growth or engagement. To the extent that future users are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may develop new products that increase user engagement and costs without increasing revenue.

Additionally, we may make poor or unprofitable decisions regarding these investments. If new or existing competitors offer more attractive offerings, we may lose users or users may decrease their spending on our platforms. New customer preferences, superior competitive offerings, new industry standards or changes in the regulatory environment could render our existing offerings unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our platforms or business model. Our failure to adapt to a rapidly changing market or evolving customer demands could harm our business, financial condition, results of operations and business prospects.

Our growth inherently depends on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and business prospects.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new users to our offerings, retain existing users of our offerings and reactivate users in a cost-effective manner. Achieving growth in our database of users may require us to engage in increasingly costly sales and marketing efforts, which may impact our return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels. If the search engines on which we rely modify their algorithms, change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may visit our website. If links to our website are not displayed prominently in online search results, if fewer users visit our website, if our other digital marketing campaigns are not effective, or if the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.

In addition, our ability to increase the number of users of our offerings will depend on continued user adoption of iGaming and online sports betting. Growth in the iGaming and online sports betting industries and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our platform to comply with those standards, we may need users to take certain actions to continue accessing our offerings, such as performing age verification checks or accepting new terms and conditions. Users may stop using our product offerings if the quality of the user experience on our platform, including age checks, terms and conditions acceptance, and support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive offerings.

We may require additional capital to support our growth initiatives, and such capital may not be available on economically favorable terms, if at all. This could hamper our growth and adversely affect our business.

We intend to make significant investments to support our growth in the entertainment and gaming industries and may require additional capital to address business challenges, including the need to expand to new markets, develop new offerings and features or enhance our existing platforms, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. Our ability to obtain additional capital when required will depend on our business plans, investor demand, our operating performance, capital markets conditions and other variables, some of which are uncertain. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

Risks Relating to our Information Technology

We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in such systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our online gaming offerings, software applications and systems, and the third-party platforms upon which they are made available could contain undetected errors.

Our technology infrastructure is provided by third party providers critical to the performance of our platform and offerings. For example, our back-end platform, which is critical to the performance of our platform and offering, is provided by NYX Digital Gaming (USA), LLC (“NYX”), a subsidiary of Scientific Games Corporation. Our agreement with NYX provides for an initial four-year term for each state in which GNOG LLC conducts business, subject to optional one-year renewals thereafter unless either party elects to otherwise terminate. We pay NYX a fee based on a percentage of net gaming revenue, plus certain fixed costs. Further, technology provided by Ezugi NJ LLC (“Ezugi”), an affiliate of Evolution Malta Limited (“Evolution”), is critical to the performance of our Live Dealer offering. Our agreement with Ezugi provides for a term through August 2021, and upon expiration, we have an agreement with Evolution to continue to obtain Live Dealer technology for an additional five years thereafter. Under both the Ezugi and Evolution agreements, we pay a fee based on a percentage of net gaming revenue generated by our own offering and, in some instances, generated by third parties utilizing our live studio, plus certain fixed costs. These third party providers’ systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be detrimental to our business.

The third parties on which we rely provide resources for network and data security to protect our systems and data. We cannot assure with certainty that the measures we and such third parties take to prevent or reduce the likelihood of cyber-attacks, protect their systems, data and user information, to prevent outages, to prevent data or information loss and fraud, and to prevent or detect security breaches, will provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems resulting from a variety of factors, including internet and application connection issues, infrastructure failure and changes, human or software errors and capacity constraints. Such disruptions have not had a material impact on us to date; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and business prospects.

Some of our third party platforms and systems are not fully redundant, and disaster recovery planning may not be sufficient for all eventualities. Ours and our third-party service providers’ disaster recovery do not offer full offsite failover recovery, which could result in our operations and offerings being offline for a period of time to sufficiently recover any impacted third-party infrastructure and recover the latest available data, as well as any time required to receive the required regulatory approvals.

We own and operate our live dealer studio connectivity and technical infrastructure; however, the data center and key services such as security and access, surveillance, network and connectivity, electricity and cooling are provided by third parties. These third-party providers have experienced issues in the past and any such issues in the future could have a material impact on our ability to provide live dealer services to our and our partner customers. Any such material impact could result in a material effect to our revenues and partner customer confidence in our ability to provide reliable live dealer services. Any such loss of partner customer confidence could result in such partner customers moving to competitor live dealer services and studios. We rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. If these third parties cease to provide the facilities or services, experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected. Any such disruption or negative impact could result in an extensive interruption in our operations and damage to our reputation and brand, materially and adversely affecting our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and other events.

Additionally, our offerings may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch. If a particular offering is unavailable when users attempt to access it, or navigation through our platforms is slower than they expect, users may be unable to place their iGaming or sports betting wagers in time and may be less likely to return to our platforms as frequently, if at all. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our users, harm our brand perception, cause our users to stop utilizing our platforms, divert our resources and delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and business prospects.

If our user base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need to allocate an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing expansion projects may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not detected during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands.

We believe that if our users have a negative experience with our offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue utilizing our products or recommend our platform to other potential users. As such, a failure or significant interruption in our service would harm our brand’s reputation, business prospects and operating results.

Despite our security measures, our information technology and infrastructure is vulnerable to attacks by hackers or breaches resulting from employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or those of our service providers or our business partners have been in the past, and may in the future be, compromised by a malicious third-party penetration of our network security, or impacted by intentional or unintentional actions or inactions by our employees, or employees of our third-party service providers or our business partners. As a result, our users’ information may be lost, disclosed, accessed or taken without our guests’ consent.

The regulatory framework for the privacy and data security of our user information and employee information is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies, and industry associations, have adopted or are considering adopting laws, rules, regulations and standards regarding the collection, use, disclosure and security of personal information. In the United States, these include rules and regulations promulgated under the authority of the federal and state labor and employment laws, state data breach notification laws, state data security laws and state privacy laws. Our failure to comply with data security and privacy laws, rules, regulations and standards could result in regulatory scrutiny and increased exposure to the risk of litigation, contractual liability, or the imposition of consent orders or civil and criminal fines, penalties and assessments, which could have an adverse effect on our results of operations or financial condition. Moreover, allegations of non-compliance with privacy regulations, whether or not true, could be costly, time consuming, distracting to our management, and cause reputational harm.

We rely on encryption and authentication technology licensed from third parties designed to securely transmit confidential and sensitive information, including credit card numbers, in an attempt to reduce the probability of breaches. Advances in computing capabilities, new technological discoveries or other developments may result in whole or partial failure of this technology protecting transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems that we or such third parties otherwise maintain. A security breach of our or our service providers’ payment card systems may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our third-party service providers may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

In addition, security breaches can also occur from non-technical issues, including intentional or inadvertent breaches by our employees or third parties. The risks of these security breaches may increase over time as we scale the business and the complexity and number of technical systems and applications we use increases. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of user information, including users’ personally identifiable information, or other confidential or proprietary information of us or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities.

In the past, we and our third-party service providers have experienced social engineering, phishing, malware, threatened denial-of-service and similar attacks, none of which to date has been material to our business; however, such attacks could in the future have a material adverse effect on our operations and third-party service providers. If a future breach of security should occur and be material, our brand’s reputation could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by said breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that we or our third-party service providers’ protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

A party who manages to illicitly obtain a user’s account information could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and business prospects. We may need in the future to address problems caused by breaches, including notifying affected users and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

Our internal and third-party platforms contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.

Some open source licenses contain requirements that we and our third-party providers make available source code for modifications or derivative works we and our third-party providers create, or that we or our third-party providers grant other licenses to their proprietary software, based upon the type of open source software we and our third-party providers use. If we comingle any in-house software with open source software in a certain manner, we and our third-party providers could, under certain open source licenses, be required to release their proprietary source code to the public. This would enable our competitors to create similar offerings at a lower economic cost and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to reengineer some or all of our software.

Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. In the past there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As such, we could be subject to lawsuits by parties claiming infringement of intellectual property rights in what we believe to be open source software. Moreover, we cannot assure that our processes for controlling the use of open source software in our platform will be effective. If we are determined to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to reengineer our platform, to discontinue or delay the provision of our offerings if reengineering could not be accomplished on a timely basis or to make generally available, proprietary source code, any of which could adversely affect our business, financial condition and results of operations.

We may incur significant costs in order to comply with software and app store guidelines and requirements. Non-compliance with such guidelines and requirements could limit our ability to distribute our apps and, consequently, could have an adverse effect on our revenues.

Microsoft, Apple, Google and other software and distribution providers that we use to distribute our apps and services continue to update their software development kits and app store guidelines. Our failure to comply with such guidelines and requirements could result in us being refused or restricted access to critical distribution channels. As an example, Apple recently released updated app store and software development guidelines that require all real money gaming apps to comply with Apple’s native user interface requirements and content delivery mechanisms. Such updates require a fundamental change to the way all real money gaming operators develop and manage their app front ends and content. Further, updates and changes to software and app store guidelines and requirements may require us and our third-party providers to invest significant time and resources to redevelop solutions, which may result in significant costs for us. These changes can also limit the functionality of the user interface, competitive differentiation of the product and availability of content, which can have a material impact on our business and revenues. App stores are a critical distribution channel for our customers to download and access our software and services. At any time, an app store provider could decline an app submission or remove an app due to non-compliance with our software development kit requirements and store guidelines, which could result in a material adverse impact on our ability to distribute our apps and, consequently, a material adverse effect on our revenues.

If we fail to detect fraud or theft, including by our users and employees, our brand’s reputation may suffer which could negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.

We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving sensitive financial information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.

Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our brand’s reputation. Failure to uncover such bad actors could result in harm to our operations. In addition, negative publicity related to breaches of this nature could have an adverse effect on our brand’s reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and business prospects. In the event of the occurrence of any such issues with our existing platform or product offerings, substantial engineering and marketing resources and management attention, may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives. Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot say with certainty that any of our measures will be effective. Our failure to adequately detect or prevent fraudulent transactions could harm our brand’s reputation, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.

Risks Relating to our Reliance on Third Parties and Affiliates

Our business is dependent on agreements with certain of our affiliates, and our failure to comply with the terms of such agreements, or failure to maintain our relationship with Golden Nugget and its affiliates, may have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our right to host, manage, control, operate, support and administer the Golden Nugget-branded online gaming business in New Jersey and the third-party operators is governed by the A&R Online Gaming Operations Agreement between GNOG LLC and Golden Nugget Atlantic City, LLC, a New Jersey limited liability company, which is an indirect wholly-owned subsidiary of Fertitta Entertainment, Inc. (“GNAC”). We operate our online gaming business under GNAC’s land-based casino operating licenses. There are certain circumstances under which the A&R Online Gaming Operations Agreement may be terminated in its entirety, including in the event of a party’s material breach thereof or in the event of a change in law or adverse regulatory action that prevents the operation of the online gaming business. Termination of the A&R Online Gaming Operations Agreement would eliminate our ability to operate our online gaming and sport betting business in New Jersey, which would have a material adverse effect on our business, results of operations, cash flows and financial condition.

To date, all of GNOG LLC’s business has been conducted under the Golden Nugget brand. Our ability to use the Golden Nugget brand is governed by the Trademark License Agreement among GNOG LLC, Golden Nugget, LLC, a Nevada limited liability company, which is an indirect wholly-owned subsidiary of Fertitta Entertainment, Inc. (“Golden Nugget”) and GNLV, LLC, a Nevada limited liability company, which is a direct wholly-owned subsidiary of Golden Nugget (“GNLV”). Pursuant to the Trademark License Agreement, GNLV granted to GNOG LLC an exclusive license to use certain Golden Nugget trademarks in connection with operating iGaming and online sports wagering in the U.S., subject to certain restrictions, and GNOG LLC has agreed to pay Golden Nugget a monthly royalty payment equal to 3% of net gaming revenue for a term of 20 years from the Closing Date. There is no guarantee that we will thereafter be able to renew or replace the Trademark License Agreement on commercially reasonable terms or at all. In addition, there are certain circumstances under which the Trademark License Agreement may be terminated in its entirety (subject to applicable cure periods). Termination of the Trademark License Agreement would eliminate our rights to use the Golden Nugget brand and may result in us having to negotiate a new or reinstated agreement with less favorable terms or cause us to lose its rights under the Trademark License Agreement, including its right to use the Golden Nugget brand, which would require us to change its corporate name and undergo other significant rebranding efforts. These rebranding efforts may require significant resources and expenses and may affect our ability to attract and retain customers, all of which may have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

GNAC and Golden Nugget also provide certain services and facilities, including payroll, accounting, financial planning and other agreed upon services, to us from time to time pursuant to a Services Agreement. We are obligated to reimburse the party providing the service or facilities at cost. The Services Agreement may be terminated with respect to any party upon six months’ prior written notice. If the Services Agreement is terminated, we will have to contract with another third party to provide such services or hire employees to perform them. We may not be able to replace these services or hire such employees in a timely manner or on terms, including cost and level of expertise, that are as favorable as those we receive from GNAC and Golden Nugget.

We rely on strategic relationships with casinos and other gaming operators to offer our products in certain jurisdictions. If we cannot establish and manage such relationships with these partners, our business, financial condition and results of operations could be adversely affected.

Under some states’ gaming laws, online betting is limited to a finite number of retail operators, who own a “skin” or “skins” under that state’s law. A “skin” is a legally-authorized license from a state to offer online betting services provided by a casino. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction subject to the appropriate licensure and other required approvals from the appropriate regulatory body. The entities that control those “skins,” and the numbers of “skins” available, are typically determined by state betting laws. In order to offer iGaming and online sports betting in Michigan, we currently intend to rely on a tribal casino in order to get access through a “skin.” We have also recently executed similar agreements in Illinois and West Virginia. A “skin” is what allows us to gain access to a jurisdiction where online operators are required to have a retail relationship. If we cannot establish, renew or manage our relationships, as it pertains to Michigan, Illinois and West Virginia or any other states we enter in the future, our relationships could be terminated, and we would not be allowed to operate in those jurisdictions until we enter into new relationships, which could be at significantly higher cost. As a result, our business, financial condition and results of operations could be adversely affected.

We rely on third-party providers to validate the identity and location of our users, and if such providers fail to accurately confirm user information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

We cannot guarantee that the third-party geolocation and identity verification systems that we rely on will perform effectively. We rely on these geolocation and identity verification systems to ensure we follow certain laws and regulations, and any service disruption to those systems would prohibit us from operating our platform and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who are not permitted to access them, or otherwise inadvertently denying access to individuals who are permitted access them, in each case, based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on our ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party service providers may result in their inability to accurately determine the location of our users. Moreover, failure to maintain our existing contracts with third-party service providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our operations. If any of these risks materialize, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition and results of operations could be adversely affected.

We rely on third-party payment processors to process deposits and withdrawals made by customers on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by customers on our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on economically reasonable terms, we would be forced to find an alternative payment processor, and may not be able to secure favorable terms or replace such payment processor in a timely manner. Further, the software and services provided by our third-party payment processors may not meet our expectations or may contain errors or other defects, be compromised or experience outages. Any of these could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to users on our platform, any of which could make our platform less well perceived by the market and adversely affect our ability to attract and retain our users.

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations, contractual obligations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws, regulations and contractual obligations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our platform less well perceived by our users. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the U.S. and numerous state and local agencies who may define money transmitter differently. Certain states may have a more expansive view of who qualifies as a money transmitter. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. Penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of material assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to particular users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the users on our platform violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We rely heavily on our relationships with third-party information technology service providers. For example, we rely on third parties for online connectivity, infrastructure hosting, technical infrastructure, network management, content delivery, load balancing and protection against hacking and distributed denial-of-service attacks. If those providers do not perform adequately, our users may experience errors or disruptions in operations and services. Furthermore, if any of our partners terminates their relationship with us or refuse to renew their agreement with us on commercially reasonable terms, we could be forced to find an alternative provider and may not be able to secure similar terms in a timely manner. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our brand’s reputation and could potentially lead to increased regulatory or litigation exposure.

We incorporate technology from third parties into our platform. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors at their determination. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform containing that technology could be severely limited and our business could be harmed.

Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop or own services which could be economically costly and negatively impact our operations. If alternative technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.

Our business is dependent on internet and other technology-based service providers, if these parties experience business interruptions, our ability to conduct business may be impaired and our financial condition and results of operations could be adversely affected.

A substantial portion of our network infrastructure is provided by third parties, including internet service providers and other technology-based service providers. We require technology-based service providers to maintain adequate cyber security systems and processes. However, if these service providers experience service interruptions, including those due to cyber-attacks, or those due to an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may impact the ability of our users to access our platform or offerings in a timely fashion or at all. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little influence over these providers, which increases our vulnerability to problems with their services. Furthermore, our ability to process digital transactions depends on bank processing and credit card systems. To prepare for system malfunctions, we continuously seek to improve our facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no guarantee that the internet infrastructure or our own network systems will be able to meet the demand placed on them by the continued growth of the internet, the overall online gaming industry and our users. Any system failure as a result of reliance on these third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our users’ property or personal information or a delay or interruption in our online services and products could result in a loss of anticipated revenue, interruptions to our platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause users to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and business prospects.

We rely on licenses to use the intellectual property rights of third parties, which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.

We rely on products, technologies and intellectual property that we license from third parties, for use in our business-to-business and business-to-consumers offerings. Substantially all of our offerings and services use intellectual property licensed from third parties. The future success of our business may depend, in part, on our ability to obtain, retain and expand licenses for popular technologies and games in a competitive market. We cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.

Some of our license agreements contain minimum guaranteed royalty payments to the third-party licensor. If we are unable to generate sufficient revenue to offset the minimum guaranteed royalty payments, it could have a material adverse effect on our results of operations, cash flows and financial condition. Our license agreements generally allow for assignment by us in the event of a strategic transaction but some contain limited termination rights in the event of an attempted assignment by us. Certain of our license agreements grant the licensor rights to audit our use of the licensor’s intellectual property. Disputes with licensors over license agreements could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation.

The regulatory review process and licensing requirements also may preclude us from using technologies owned or developed by third parties if those parties are unwilling to subject themselves to regulatory review or do not meet regulatory requirements. Some gaming authorities require gaming manufacturers to obtain approval before engaging in certain transactions, such as acquisitions, mergers, reorganizations, financings, stock offerings and share repurchases. Obtaining such approvals can be costly and time consuming, and we cannot assure that such approvals will be granted or that the approval process will not result in delays or disruptions to our strategic objectives.

Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs and impact our future financial performance.

We rely on relationships with advertisers, casinos and other third parties in order to attract users to our platform. These relationships along with providers of online services, search engines, social media, directories and other websites and ecommerce businesses direct consumers to our platform. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other gaming platforms with whom we compete. While we believe there are other third parties that could drive users to our platform, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers in a cost-effective manner and thus harm our business, financial condition, results of operations and business prospects.

Risks Relating to Compliance with Gaming and Other Regulations

Our business is subject to a variety of U.S. laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

We are generally subject to laws and regulations relating to iGaming and online sports betting in the jurisdictions in which we conduct our business, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary by jurisdiction and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. Some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. For example, in 2018, the U.S. Department of Justice (the “DOJ”) reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act of 1961 (“Wire Act”). The DOJ’s updated opinion concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity. In June 2019, a federal district court in New Hampshire ruled that the DOJ’s new interpretation of the Wire Act was erroneous and vacated the DOJ’s new opinion. The DOJ had appealed the decision of the district court to the U.S. Court of Appeals for the First Circuit, which reaffirmed the district court’s decision on January 20, 2021. If such ruling were to be appealed to the U.S. Supreme Court, an adverse ruling or other disposition of the case by the U.S. Supreme Court could impact our ability to engage in online internet gaming in the future.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors iGaming and online sports betting industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon is or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the iGaming and online sports betting industries (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

Our growth prospects depend on the legal status of real-money gaming in various jurisdictions and legalization may not occur in as many states as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

Several states have legalized or are currently evaluating the legalization of real money gaming, and our business, financial condition, results of operations and business prospects are significantly dependent upon the status of legalization in these states. Our business plan is partially based upon the legalization of real money gaming in additional states and the legalization may not occur as we have anticipated. Additionally, if a large number of additional states or the federal government enact real money gaming legislation and we are unable to obtain, or is otherwise delayed in obtaining, the necessary licenses to operate iGaming websites or online sports betting in U.S. jurisdictions where such games are legalized, our future growth in iGaming and online sports betting could be materially impaired.

As we enter new jurisdictions, states or the federal government may legalize real money gaming in a manner that is unfavorable to it. As a result, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a land-based, licensed casino for iGaming and online sports betting access, which tends to increase our costs. States that have established state-run monopolies may limit opportunities for private sector participants like us. States also impose substantial tax rates on online sports betting and iGaming revenue, in addition to a federal excise tax of 25 basis points on the amount of each sports wager. Tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for it to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.

Therefore, even in cases in which a jurisdiction purports to license and regulate iGaming or online sports betting, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, some “liberalized” regulatory regimes are considerably more economically viable than others.

Failure to comply with regulatory requirements in a particular jurisdiction, or the failure to successfully obtain a license or permit applied for in a particular jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancelation of existing licenses in other jurisdictions, or could cause financial institutions, online and mobile platforms, and distributors to stop providing services to us, which we rely upon to receive payments from, or distribute amounts to, our users, or otherwise to deliver and promote our services.

Compliance with the various regulations applicable and real money gaming is costly and time-consuming. Regulatory authorities at the U.S. federal, state and local levels have broad powers with respect to the regulation of real money gaming operations and may revoke, suspend, condition or limit our real money gaming licenses, impose substantial fines or take other actions, any one of which may have a material adverse effect on our business, financial condition, results of operations and business prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business.

Any real money gaming license could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot guarantee that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our iGaming and online sports betting operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions and if we fail to obtain such licenses our business, financial condition, results of operations and business prospects could be impaired.

Our ability to grow our business will depend on our ability to obtain and maintain licenses to offer our product offerings in a large number of jurisdictions or in heavily populated jurisdictions. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing our user base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our iGaming and online sports betting operations. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and business prospects.

In some jurisdictions our key executives, certain employees or other individuals related to the business are subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations, could cause the business to be non-compliant with our obligations, or imperil our ability to obtain or maintain licenses necessary for the conduct of the business. In some cases, the remedy to such situation may require the removal of a key executive or employee and the mandatory redemption or transfer of such person’s equity securities.

As part of obtaining real money gaming licenses, the responsible gaming authority will generally determine suitability of certain directors, officers and employees and, in some instances, significant stockholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions, but generally requires extensive and detailed application disclosures followed by a thorough investigation. Gaming authorities typically have broad discretion in determining whether an applicant should be found suitable to conduct operations within a given jurisdiction. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant stockholder of us unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever our relationship with that person. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, operations and prospects. See “Business — Government Regulation.”

Our Fourth Amended and Restated Certificate of Incorporation (the “Charter”) provides that any of our capital stock owned or controlled by any unsuitable person or its affiliates will be transferred to us or one or more third-party transferees, as and to the extent required by a gaming authority or deemed necessary or advisable by the Board in its sole and absolute discretion.

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our present activities or the past activities of GNOG LLC, or the past or present activities of their current or former directors, officers, employees, stockholders or third parties with whom we have relationships, which could adversely affect our operations or financial condition. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees, or other aspects of our operations. To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and stockholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

Our ability to offer online sport betting for NBA games, or at all, is limited in certain jurisdictions due to Fertitta Entertainment, Inc.’s ownership of the Houston Rockets.

Tilman J. Fertitta, our Chairman and Chief Executive Officer, owns a controlling interest in us. Mr. Fertitta is also the sole shareholder, chairman and Chief Executive Officer of Fertitta Entertainment, Inc., which owns the National Basketball Association’s (“NBA”) Houston Rockets. Pursuant to New Jersey law, the direct or indirect legal or beneficial owner of 10 percent or more of a member team of a sport’s governing body shall not place or accept any wager on a sports event in which that member team participates. Accordingly, in the State of New Jersey, we cannot accept wagers on any NBA games in which the Houston Rockets play or have players participating in such games, or on the future performance of any Houston Rockets players, thereby limiting our potential revenues from our online sports betting platform. Michigan’s regulations, once finalized, may result in restrictions similar to those in New Jersey. Illinois regulations, which have been adopted but not yet published in the register, may also include similar restrictions. Pennsylvania currently prohibits any such team owner from operating a sports book and this will prohibit us from engaging in any online sports betting in Pennsylvania. In addition to New Jersey, Michigan and Pennsylvania, online sports betting is legal in eleven other states and the District of Columbia. Under current gaming laws, due to our affiliation with Mr. Fertitta and the Houston Rockets, we expect that we would be unable to obtain a license to conduct our online sports betting operations in Colorado and, if we were able to obtain a license to conduct our online sports betting operations in other states, we would be unable to accept wagers on Houston Rockets games or players in such other states. Further, states that legalize online sports betting in the future may also impose limitations on our ability to obtain a license or accept wagers on certain NBA games, certain NBA players or at all, in each case due to our affiliation with Mr. Fertitta and the Houston Rockets. Moreover, irrespective of jurisdictional limitations, as a condition of Mr. Fertitta’s ownership of the Houston Rockets, the NBA prohibits any gaming entity in which Mr. Fertitta or Fertitta Entertainment, Inc. holds a direct or indirect interest, including us, from accepting any wager on the Houston Rockets, any NBA G League team affiliated with the Houston Rockets, or any game or games involving such team or any player’s individual performance in such game. The existing limitations on our ability to accept certain sports wagers may have an adverse impact on our revenues, business and results of operations, and the potential limitations on our ability to obtain sports betting licenses in the future may have a material adverse effect on the growth of our business.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business, financial condition and results of operations.

We rely on trademark, copyright, trade secret, and domain-name-protection laws to protect our rights and the intellectual property that we license from third parties. However, third parties may knowingly or unknowingly infringe our rights, third parties may challenge rights used or held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. There can be no assurance that others will not offer products or services that are substantially similar to our products or services and compete with our business.

Circumstances outside our control could pose a threat to our right to use intellectual property. For example, effective intellectual property protection may not be available in the U.S. or other countries from which our iGaming and online sports betting product offerings or platforms are accessible. Also, the efforts we have taken to protect and enforce our rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our owned or licensed intellectual property could make it more expensive to do business, thereby harming our operating results. Furthermore, if we are unable to protect our rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to more effectively mimic our offerings and service. Any of these events could seriously harm our business.

We may have difficulty accessing the service of banks, credit card issuers and payment processing services providers, which may impair our ability to sell our products and services.

Although financial institutions and payment processors are permitted to provide services to us and others in our industry, banks, credit card issuers and payment processing service providers may be hesitant to offer banking and payment processing services to real money gaming businesses. Consequently, those businesses involved in our industry, including our own, may encounter difficulties in establishing and maintaining banking and payment processing relationships with a full scope of services and generating market rate interest. If we were unable to maintain our bank accounts or our users were unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our platforms it would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges which could result in an inability to implement our business plan.

Due to the nature of our business, we are subject to taxation in several jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our financial condition and results of operations.

Our tax obligations are varied and include U.S. federal and state taxes due to the nature of our business. The tax laws applicable to our business are subject to interpretation, and significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. In addition, changes in tax laws or interpretations thereof, may require the collection of information not regularly produced by us, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for our provisions, which could cause our results to differ from previous estimates and could materially affect our consolidated financial statements.

The gaming industry represents a significant source of tax revenue to the jurisdictions in which we operate. Gaming companies and business-to-business providers in the gaming industry (directly and/or indirectly by way of their commercial relationships with operators) are currently subject to significant taxes and fees in addition to normal corporate income taxes, and such taxes and fees are subject to increases at any time. From time to time, various legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. In addition, any worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits could intensify the efforts of governments to raise revenues through increases in gaming taxes and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, tax authorities may impose indirect taxes on Internet-related commercial activity based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as us. The application of such laws may be inconsistent from jurisdiction to jurisdiction. Our in-jurisdiction activities may vary from period to period which could result in differences in nexus from period to period.

We are subject to periodic review and audit by domestic tax authorities. Tax authorities may disagree with certain positions we have taken or that we will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition and results of operations. Although we believe that our tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult.

GNOG LLC was included in the consolidated tax return of Fertitta Entertainment, Inc. pursuant to a tax sharing agreement. On July 21, 2020, FEI was informed by the IRS that the year 2017 and 2018 tax returns are under audit. An opening conference is scheduled for September 22, 2020.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; and

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Risks Relating to Our Management and Operations

We are subject to risks related to the geographic concentration of our operations.

All of GNOG LLC’s revenue to date was generated from its online gaming operations in New Jersey and we expect that it will continue to generate substantially all of its revenues in New Jersey until such time that we are able to generate a material portion of our revenues from online gaming in other states. Even if our planned launch of online gaming platforms in Michigan, Pennsylvania, Illinois and West Virginia is successful, our operations will be limited to five states. Changes to prevailing economic, demographic, competitive, regulatory or any other conditions in the markets in which we operate, particularly in New Jersey, could lead to a reduction in demand for our offerings, resulting in a decline in our revenues and, in turn, a material deterioration of our financial condition. Further, our ability to geographically diversify our revenues is limited by the legal status of real money gaming in other jurisdictions. See “— Our growth prospects depend on the legal status of real-money gaming in various jurisdictions and legalization may not occur in as many states as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.”

We may be subject to litigation which, if adversely determined, could cause us to incur substantial losses. An adverse outcome in one or more of such proceedings could adversely affect our business.

From time to time during the normal course of operating our business, we may be subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot accurately predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

In addition, any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, the posting of bonds requiring significant collateral, letters of credit or similar instruments, or we may decide to settle lawsuits on similarly unfavorable terms. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain products or requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected disciplinary actions, expenses and liabilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our continued growth and success will depend on the performance of our current and future employees, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. The loss of any of our key executives or other key employees could harm our business. We are dependent on the continued service of our key executives and other key personnel and if we fail to retain such individuals, our business could be adversely affected.

We depend on a limited number of key executives and other key personnel to manage and operate our business, including Tilman Fertitta, Michael Harwell and Thomas Winter. The leadership of these key executives and key personnel was a critical element of GNOG LLC’s previous success, and we expect that such leadership will continue to be a critical element of our success in the future. The departure, death or disability of any one of these individuals, or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.

In addition, certain of our other employees have made significant contributions to our growth and success. We believe our success and ability to compete and grow will depend in large part on the efforts and talents of our employees and on our ability to retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of our employees. As a result, we may not succeed in retaining the executives and other key employees that we need. Employees, particularly analysts and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively, and our business could be seriously harmed. In addition, the loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses or otherwise manage the growth associated with these acquisitions.

As part of our business strategy, we may make acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing acquisitions will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. Furthermore, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into us, our business could be adversely affected. Acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

•	increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

•	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

•	diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

•	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

•	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of common stock to fund an acquisition may cause economic dilution to existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be materially harmed.

Our insurance may not provide adequate levels of coverage against claims

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

Furthermore, from time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We do not currently maintain directors’ and officers’ liability (“D&O”) insurance to cover such risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the company. If we obtain D&O insurance in the future, the amount of D&O insurance we obtain may not be adequate to cover such expenses should such a lawsuit occur, and our deductibles may be higher than we may be able to pay. Applicable Delaware law provides for the indemnification of our directors, officers, employees and agents, under certain circumstances, for attorney’s fees and other expenses incurred by them in any litigation to which they become a party resulting from their association with us or activities on our behalf. Without adequate D&O insurance, the amounts we pay to indemnify our officers and directors in connection with their being subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity. Further, our lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Risks Relating to Ownership of Our Class A Common Stock

Because we have elected to take advantage of the “controlled company” exemption to the corporate governance rules under Nasdaq rules, our stockholders do not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies and which could make our common stock less attractive to some investors or otherwise harm our stock price.

Under Nasdaq rules, a company in which more than 50% of the voting power for the election of directors is held by an individual, a group or another company will qualify as a “controlled company.” Since Mr. Fertitta and his affiliates control a majority of the voting power of our outstanding capital stock, we are a “controlled company” under Nasdaq rules. As a controlled company, we are not required to comply with certain Nasdaq rules that would otherwise require us to have: (i) a board of directors comprised of a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; (iii) a compensation committee charter which, among other things, provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Because we have elected to take advantage of the exemptions available to controlled companies, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the Nasdaq rules without regard to the exemptions available for “controlled companies.” Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Mr. Fertitta and his affiliates may have their interest in us diluted due to future equity issuances or his own actions in selling shares of common stock, in each case, which could result in a loss of the “controlled company” exemption under Nasdaq rules. If this were to happen, we would then be required to comply with those provisions of Nasdaq rules.

The dual class structure of our common stock has the effect of concentrating voting power with Tilman Fertitta and his affiliates, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of Class B common stock have 10 votes per share, subject to certain adjustments and limitations described elsewhere in this Annual Report, while shares of Class A common stock have one vote per share. Mr. Fertitta, our Chairman and Chief Executive Officer and the indirect owner of all of the equity interests in LF LLC, indirectly holds all of the issued and outstanding shares of Class B common stock. Accordingly, by virtue of the holdings by Mr. Fertitta and his affiliates, including LF LLC, of shares of Class A common stock and Class B common stock, Mr. Fertitta and his affiliates beneficially own 79.9% of the voting power of our capital stock (as a result of the automatic downward adjustment of Mr. Fertitta and his affiliates’ voting power in accordance with the terms of our Charter), and is able to exercise significant influence over our business policies and affairs, including controlling the composition of our board of directors, matters submitted to our stockholders for approval, including the election of directors, amendments of organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The directors designated by Mr. Fertitta may have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.

Mr. Fertitta and his affiliates may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. For example, Mr. Fertitta and his affiliates may support certain long-term strategies or objectives for us that may not be accretive to stockholders in the short term. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, make some transactions more difficult or impossible without the support of Mr. Fertitta and his affiliates, deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of the Class A common stock. In addition, Mr. Fertitta and his affiliates have registration rights under a registration rights agreement (the “A&R Registration Rights Agreement”). In connection with the Closing, we entered into the A&R Registration Rights Agreement with the Sponsors, Tilman Fertitta and certain of his affiliates, which provides that the holders of the founder shares or private placement warrants (and the shares of Class A common stock issuable upon conversion of the founder shares or private placement warrants) and holders of Class A common stock issuable pursuant to the Purchase Agreement and the A&R HoldCo LLC Agreement are entitled to registration rights. Under the terms of the A&R Registration Rights Agreement, these holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have "piggy-back" registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG Sponsor may not exercise its demand and "piggyback" registration rights after five and seven years, respectively after the effective date of the registration statement relating to the IPO and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Further, sales of common stock by Mr. Fertitta and his affiliates or the perception that sales may be made by Mr. Fertitta and his affiliates could significantly reduce the market price of shares of Class A common stock. Even if Mr. Fertitta and his affiliates do not sell a large number of common stock into the market, their right to transfer such shares may depress the price of Class A common stock.

We cannot predict the impact our dual class structure may have on the stock price of the Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of the Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indexes. Affected indexes include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which collectively make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indexes; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indexes and to launch a new index that specifically includes voting rights in its eligibility criteria. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indexes, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indexes will not be investing in our stock. It continues to be somewhat unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from the indexes, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

Anti-takeover provisions contained in our Charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. These provisions are intended to avoid costly takeover battles, reduce our vulnerability to a hostile change of control and enhance the ability of our Board to maximize stockholder value in connection with any unsolicited offer to acquire us. However, these provisions may make more difficult the removal of management, may have an anti-takeover effect and may delay, deter or prevent a merger or acquisition of us by means of a tender offer, a proxy contest or other takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the prevailing market price for our securities. These provisions provide for, among other things:

•	authorized but unissued shares of Class A common stock and Class B common stock and preferred stock, which may be used for a variety of corporate finance transactions, acquisitions and employee benefit plans and the existence of which could make more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise (the General Corporation Law of the State of Delaware (“DGCL”) does not require stockholder approval for any issuance of authorized shares);

•	stockholder action by written consent only until the first time when Mr. Fertitta and his affiliates cease to beneficially own a majority of the voting power of our capital stock (the DGCL provides that unless otherwise provided in the Charter, any action of a meeting of stockholders may be taken without a meeting and prior notice by signed written consent of stockholders having the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present and voted);

•	amendment of our organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as Mr. Fertitta and his affiliates beneficially own shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Mr. Fertitta and his affiliates cease to beneficially own shares representing a majority of the voting power of our voting stock (the DGCL provides generally that the affirmative vote of a majority of the outstanding shares entitled to vote thereon, voting together as a single class, is required to amend a corporation’s certificate of incorporation, unless the certificate of incorporation requires a greater percentage);

•	provisions detailing that the number of directors may be fixed and may be modified either (a) by our board of directors or (b) by the affirmative vote of the holders of a majority of the voting power of our outstanding capital stock, depending on the number of shares of our capital stock beneficially owned by Mr. Fertitta and his affiliates at such time;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and

•	the ability of our board of directors to issue one or more series of preferred stock.

Our Charter includes a forum selection clause, which could discourage claims or limit stockholders’ ability to make a claim against us, our directors, officers, other employees or stockholders.

Our Charter includes a forum selection clause. Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or bylaws; or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. Nonetheless, pursuant to our Charter, the foregoing provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which federal courts have exclusive jurisdiction. Further, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. This forum selection clause may also discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition.

A court may find that part or all of the provision included in the Charter pertaining to the automatic transfer right and transfer restrictions with respect to capital stock held by any stockholders who are Unsuitable Persons is not enforceable, either in general or as to a particular fact situation.

Under the laws of the State of Delaware, our jurisdiction of incorporation, a corporation may provide in its certificate of incorporation for the number of securities that may be owned by any person or group of persons for the purpose of maintaining any statutory or regulatory advantage or complying with any statutory or regulatory requirements under applicable law. Delaware law provides that ownership limitations with respect to shares of our stock issued prior to the effectiveness of our Charter will be effective against (i) stockholders with respect to shares that were voted in favor of the proposed provision and (ii) purported transferees of shares that were voted for the proposed provision if (A) the transfer restrictions are conspicuously noted on the certificate(s) representing such shares or (B) the transferee had actual knowledge of the transfer restrictions (even absent such conspicuous notation). We intend that shares of stock issued after the effectiveness of our Charter will be issued with the ownership limitation conspicuously noted on the certificate(s) representing such shares and therefore under Delaware law such newly issued shares will be subject to the transfer restriction. We also intend to disclose such restrictions to persons holding our stock in uncertificated form.

We cannot assure you that the provision pertaining to the automatic transfer right and transfer restrictions with respect to capital stock held by any stockholders who any gaming authority with jurisdiction over our business were to find unsuitable for licensing or unsuitable to continue having a relationship with us (“Unsuitable Persons”) is enforceable under all circumstances, particularly against stockholders who do not vote in favor of the proposed provision, who do not have notice of the ownership limitations at the time they subsequently acquire their shares, or who acquire shares that were owned, at the time of the vote on the proposed provision, by a stockholder (or stockholders) who did not vote such shares in favor of the proposed provision. Accordingly, we cannot assure you that we would be able to redeem the shares of a stockholder deemed an Unsuitable Person by applicable regulatory authorities.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years from our IPO, although circumstances could cause us to lose that status earlier, including if, the market value of Class A common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250.0 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

As a private company, GNOG LLC was not required to document and test its internal control over financial reporting nor was its management required to certify the effectiveness of its internal control over financial reporting and its auditors were not required to opine on the effectiveness of its internal control over financial reporting. Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business.

During the audit of GNOG LLC’s 2019 financial statements, its management determined that it had a material weakness related to the computation of its provision for income taxes. In response to this finding, GNOG LLC changed its internal control processes regarding the provision for income tax computation and retained third party tax advisors to review these computations. In 2020, GNOG LLC’s management believed it had taken the appropriate measure to remediate this material weakness.

As a private company, GNOG LLC was not required to maintain disclosure controls or document and test its internal control over financial reporting. Further, GNOG LLC’s management was not required to certify the effectiveness of its internal control over financial reporting and its auditors were not required to opine on the effectiveness of its internal control over financial reporting. Similarly, as an “emerging growth company,” Landcadia was exempt from the SEC’s internal control reporting requirements. If and when we lose our emerging growth company status and when we become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and its attestation reports.

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our consolidated financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our common stock. See “—We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies” above.

Future sales of substantial amounts of Class A common stock in the public market (including shares of Class A common stock issuable in connection with the exercise of our warrants), or the perception that such sales may occur, could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our sponsors and Mr. Fertitta entered into a letter agreement with us, which was amended by lock-up amendment at the completion of the acquisition of GNOG LLC (the “Closing”), pursuant to which they have agreed not to transfer, assign or sell any of their founder shares (except to certain permitted transferees) until the earliest of (A) one year after the Closing or (B) subsequent to the Closing, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, (y) if the last sale price of the Class A common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 60 days after the Closing or (z) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

In addition, we have reserved a total of 5,000,000 shares of Class A common stock for issuance under our Incentive Plan. Any shares of Class A common stock that we issue under our Incentive Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors. As the lock-up restrictions on the shares of our Class A common stock and other restrictions on resale end or if these stockholders exercise their sale, exchange or registration rights and sell shares or are perceived by the market as intending to sell shares, the market price of our shares of Class A common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

Furthermore, we have issued warrants to purchase 16,425,000 shares of Company Class A common stock. The additional shares of Class A common stock issued upon exercise of our warrants will result in dilution to then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject. Accordingly, a stockholder could suffer a reduction in the value of their shares.

The trading price of our Class A common stock and warrants may be volatile.

The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	speculation in the press or investment community;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of common stock available for public sale;

•	any major change in the Board or management;

•	sales of substantial amounts of common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

The coverage of our business or our securities by securities or industry analysts or the absence thereof could adversely affect our securities and trading volume.

The trading market for our securities is influenced in part by the research and other reports that industry or securities analysts publish about us or our business or industry from time to time. We do not control these analysts or the content and opinions included in their reports. As a former shell company, we may be slow to attract equity research coverage, and the analysts who publish information about our securities will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If no or few analysts commence equity research coverage of us, the trading price and volume of our securities would likely be negatively impacted. If analysts do cover us and one or more of them downgrade our securities, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

Risks Related to Our Organizational Structure

We are a holding company and our only material asset is our interest in Landcadia HoldCo, and we are accordingly dependent upon distributions made by Landcadia HoldCo to pay taxes, make payments under the Tax Receivable Agreement, and pay dividends.

We are a holding company with no material assets other than our ownership of membership interests in Landcadia HoldCo. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the tax receivable agreement we entered into with LF LLC in connection with the Closing (the “Tax Receivable Agreement”) and pay dividends will depend on the financial results and cash flows of Landcadia HoldCo and its subsidiaries and the distributions we receive from Landcadia HoldCo. Deterioration in the financial condition, earnings or cash flow of Landcadia HoldCo and its subsidiaries for any reason could limit or impair Landcadia HoldCo’s ability to pay such distributions. Additionally, to the extent that we need funds and Landcadia HoldCo and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, including the Credit Agreement, or Landcadia HoldCo is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Landcadia HoldCo is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of its membership interests. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Landcadia HoldCo. Under the terms of the A&R HoldCo LLC Agreement, Landcadia HoldCo generally is obligated to make tax distributions to the members of Landcadia HoldCo (including us) calculated at certain assumed tax rates. In addition to income taxes, we incur expenses related to our operations, including payment obligations under the Tax Receivable Agreement, which could be significant. In general, we intend to cause Landcadia HoldCo to make ordinary distributions and tax distributions to holders of its membership interests on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, Landcadia HoldCo’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of Landcadia HoldCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in Landcadia HoldCo’s debt agreements, or any applicable law, or that would have the effect of rendering Landcadia HoldCo insolvent.

Additionally, although Landcadia HoldCo generally will not be subject to any entity-level U.S. federal income tax, it may be liable under U.S. federal tax law for adjustments to its tax return, absent an election to the contrary. In the event Landcadia HoldCo’s calculations of taxable income are incorrect, Landcadia HoldCo and/or its members, including us, in later years may be subject to material liabilities pursuant to this federal law and its related guidance.

Dividends on Class A common stock, if any, will be paid at the discretion of the Board, which will consider, among other things, our available cash, available borrowings and other funds legally available therefor, taking into account the retention of any amounts necessary to satisfy our obligations that will not be reimbursed by Landcadia HoldCo, including taxes and amounts payable under the Tax Receivable Agreement and any restrictions in then applicable bank financing agreements. Financing arrangements may also include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, Landcadia HoldCo generally is prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Landcadia HoldCo (with certain exceptions) exceed the fair value of its assets. Landcadia HoldCo’s subsidiaries generally are subject to similar legal limitations on their ability to make distributions to Landcadia HoldCo. Further, the Credit Agreement will limit the ability of GNOG LLC to make distributions to Landcadia HoldCo. If Landcadia HoldCo does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.

The Tax Receivable Agreement requires that we make cash payments to LF LLC for certain tax benefits we may realize in the future, and these payments could be substantial and could be accelerated upon certain events, including a change of control.

In general, beginning 180 days after the Closing, LF LLC may exchange HoldCo Class B Units for shares of Class A common stock or, at our election, in our capacity as the sole managing member of Landcadia HoldCo, cash, pursuant to the A&R HoldCo LLC Agreement. These exchanges, certain actual or deemed distributions from Landcadia HoldCo to LF LLC, and certain other transactions may result in increases in our pro rata share of the tax basis of Landcadia HoldCo’s assets that otherwise would not have been available. Such increases in tax basis may increase (for certain income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income tax attributable to Landcadia HoldCo’s operations that we would otherwise be required to pay in the future and also may decrease gain (or increase loss) otherwise allocable to us from Landcadia HoldCo on future dispositions of certain of Landcadia HoldCo’s assets to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases and tax benefits and no assurances can be made regarding the availability of these tax basis increases or other tax benefits.

Under the Tax Receivable Agreement, we are required to make cash payments to LF LLC in respect of 85% of the U.S. federal, state and local income tax savings allocable to us from Landcadia HoldCo and arising from certain transactions, including (a) certain transactions contemplated under the Purchase Agreement and (b) the exchange of LF LLC’s Class B membership interests of Landcadia HoldCo (the “HoldCo Class B Units”) for Class A common stock, as determined on a “with and without” basis, and for an early termination payment by us to LF LLC in the event of a termination with a majority vote of disinterested directors, a material breach of a material obligation, or a change of control, subject to certain limitations, including in connection with available cash flow and financing facilities. Payments under the Tax Receivable Agreement will vary depending upon a number of factors. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make will be substantial and could have a material adverse effect on our financial condition. Any payments made by us under the Tax Receivable Agreement will reduce the amount of overall cash flow that might have otherwise been available to us. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement upon a change of control or other acceleration event. Furthermore, our obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. To the extent that we are unable to make timely payments for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Under certain circumstances, non-payment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. The payment obligation under the Tax Receivable Agreement is an obligation of us and not of Landcadia HoldCo. Actual tax benefits realized by us may differ from the tax benefits calculated pursuant to the terms of the Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize or may be accelerated.

Payments under the Tax Receivable Agreement generally will be based on the tax reporting positions that we determine, and the IRS or another taxing authority may challenge all or any part of the certain deductions or tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us are disallowed, LF LLC will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to LF LLC will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances, we could make payments under the Tax Receivable Agreement in excess of our actual U.S. federal, state and local income tax savings, which could materially impair our financial condition.

Moreover, the Tax Receivable Agreement provides that, in certain circumstances, including certain changes of control, a material breach of a material obligation, and a termination at the election of the majority of our disinterested directors, our obligations under the Tax Receivable Agreement generally will accelerate and we generally will be required to make a lump-sum cash payment to LF LLC equal to the present value of certain future payments that would have otherwise been made under the Tax Receivable Agreement, which lump sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment.

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual U.S. federal, state and local income tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

GNOG leases a portion of the space within the Golden Nugget Atlantic City Hotel & Casino located at 600 Huron Ave, Atlantic City, NJ 08401 (the “Atlantic City Hotel and Casino”) from GNAC for the operation of an online live casino table gaming studio from which live broadcasted casino games are offered to online gaming customers. The lease has a five-year term from April 27, 2020, plus one five-year renewal period.

GNOG also has the right to use certain office and equipment spaces within the Atlantic City Hotel and Casino and GNAC’s headquarters in Houston, Texas.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 29, 2020, we completed the transaction with Landcadia. Following the closing, we changed the name of the combined company to “Golden Nugget Online Gaming, Inc.”

Our Class A common stock and warrants to purchase Class A common stock (“Public Warrants”) originally began trading as units on Nasdaq on May 2019. Prior to May 2019, there was no public market for our securities. Following the business combination, beginning on December 30, 2020, our Class A common stock and Public Warrants continued trading on Nasdaq under the symbols “GNOG” and “GNOGW,” respectively.

On February 4, 2021, we announced the redemption of all of our outstanding Public Warrants that were issued under the Warrant Agreement, dated as of May 6, 2019 (the “Warrant Agreement”), by and among the Company and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the Company’s initial public offering, at a redemption price of $0.01 per Public Warrant for those Public Warrants that remained outstanding following 5:00 p.m. New York City time on March 8, 2021. Private Placement Warrants (as such term is defined in the Warrant Agreement) still held by Permitted Transferees (as such term is defined in the Warrant Agreement) of the Sponsors, were not subject to this redemption. Following completion of the redemption, on March 8, 2021, the Company filed with the SEC a notice of removal from listing and registration under Section 12(b) of the Exchange Act with respect to the Public Warrants.

Holders of Record

As of March 15, 2021, there were approximately three holders of record of our Class A common stock.

There is no public market for our Class B common stock and there is one holder of record of our Class B common stock as of March 15, 2021.

Recent Sales of Unregistered Securities

None.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to the transaction will be within the discretion of our Board at such time. In addition, the GNOG Credit Agreement limits the ability of GNOG LLC to make distributions to GNOG. Our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements, and the notes thereto, included elsewhere in report on form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

Golden Nugget Online Gaming, Inc. (formerly known as Landcadia Holdings II, Inc. or “GNOG”, the “Company”, “we”, “our” or “us”) is an online gaming, or iGaming, and digital sports entertainment company focused on providing our customers with the most enjoyable, realistic and exciting online gaming experience in the market. We currently operate in New Jersey and Michigan where we offer patrons the ability to play their favorite casino games and bet on live-action sports events. We were one of the first online gaming operators to enter the New Jersey market in 2013 and we commenced operations in Michigan on January 22, 2021.

We are authorized by the New Jersey Division of Gaming Enforcement (“DGE”) and the Michigan Gaming Control Board (“MGCB”) to operate interactive real money online gaming in New Jersey and Michigan.

We operate as an umbrella partnership C-corporation, or “Up-C,” meaning that substantially all of our assets are held indirectly through Golden Nugget Online Gaming LLC (“GNOG LLC”), our indirect subsidiary, and our business is conducted through GNOG LLC.

Acquisition Transaction

As of May 9, 2019, we were a blank check company formed under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On December 29, 2020, we completed the acquisition transaction and changed our name to Golden Nugget Online Gaming, Inc. The acquisition transaction was accounted for as a reverse recapitalization and the reported amounts from operations prior to the acquisition transaction are those of GNOG LLC. (See Note 3 in the Notes to the Consolidated Financial Statements).

The historical financial information of Landcadia Holdings II, Inc. (a special purpose acquisition company, or “SPAC”) prior to the closing of the acquisition transaction has not been reflected in the financial statements as these historical amounts have been determined to be not useful information to a user of our financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 29, 2020 besides GNOG LLC’s operations.

Covid-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments react to the public health crisis. The direct impact on us is primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land based casinos reopened in July with significant restrictions, which eased over time. However, virus cases began to increase and capacity restrictions were reinstituted. As a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities could have an adverse effect on the demand for the Company's product offerings, reducing cash flows and revenues, and thereby materially harming the Company's business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has business continuity programs in place to ensure that employees are safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Operations Developments

On February 24, 2021, we announced that we had entered into a definitive agreement with Tioga Downs Race Track, LLC. ("Tioga Downs") for future online gaming market access in the state of New York, subject to legislation, regulatory approval, license eligibility and availability. This agreement gives us market access to the state of New York for online casino wagering under a Tioga Downs' license, regulations permitting. As part of the 20-year agreement, we will pay Tioga Downs, one of only seven commercial and tribal casinos in the state, a percentage of our net gaming revenue, which will be subject to minimum royalty payments for the duration of the term.

On March 16, 2021, we announced that we had secured an online sports betting temporary permit in Virginia.

Components of Our Results of Operations

Our Revenues

Revenues.

Gaming. We earn revenues primarily through online real money gaming, offering a suite of games similar to those available in land-based casinos, as well as online sports wagering. Similar to land-based casinos, the revenue recognized is the aggregate net difference between gaming wins and losses. We record accruals related to the incremental anticipated payouts of progressive jackpots as the progressive game is played. Free play and other incentives to customers are recorded as a reduction of gaming revenue.

Other. We have entered into contracts to manage multi-year market access agreements entered into with other online betting operators that are authorized to operate online casino and online sports wagering. We receive royalties from the online betting operators and reimbursements for costs incurred. Initial fees received for the market access agreements and prepaid guaranteed minimum royalties are deferred and recognized over the term of the contract as the performance obligations are satisfied.

We have entered into contracts to manage multi-year live dealer studio broadcast license agreements with online casino operators that provide for the use of the live table games that are broadcast from our studio at the Golden Nugget in Atlantic City, New Jersey. We receive royalties from the online casino operators based on a percentage of GGR. We also offer some “private tables” for which we receive a flat monthly fee in addition to a percentage of GGR.

Our Operating Costs and Expenses

Labor. Labor costs include all personnel costs including salaries, payroll taxes, health insurance and other benefits for management and office personnel, as well as the dealers in our live dealer studio.

Gaming Taxes. Gaming taxes are imposed by the jurisdictions in which we operate, and are typically expressed as a percentage of internet gaming revenue and internet sports wagering revenue. These percentages may vary widely from one jurisdiction to the next as we enter new markets.

Royalty and Licenses Fees. Royalty and licenses fees include fees paid to platform providers, brand royalties paid to an affiliate and fees paid to content suppliers which are generally based on various revenue sharing arrangements or levels of activity.

Selling, General and Administrative Expenses. Selling, general and administrative expense includes advertising, payment processing fees and chargebacks, professional fees and other fees and expenses.

Results of Operations

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues
Gaming	$79,919	$47,694	$32,225	67.6%
Other	11,201	7,727	3,474	45.0%
Total revenue	91,120	55,421	35,699	64.4%

Costs and expenses
Labor	9,026	7,102	1,924	27.1%
Gaming taxes	17,238	9,985	7,253	72.6%
Royalty and licenses fees	10,128	5,875	4,253	72.4%
Selling, general and administrative expense	25,909	14,687	11,222	76.4%
Acquisition Transaction related expenses	4,137	-	4,137	-
Depreciation and amortization	190	135	55	40.7%
Total operating costs and expenses	66,628	37,784	28,844	76.3%
Operating income	24,492	17,637	6,855	38.9%
Other expense
Interest expense, net	38,492	6	38,486	-
Other expense	25,384	-	25,384	-
Total other expense	63,876	6	63,870	-
Income (loss) before income taxes	(39,384)	17,631	(57,015)	(323.4)%
Provision for income taxes	(7,651)	5,960	(13,611)	(228.4)%
Net income (loss)	(31,733)	11,671	(43,404)	(371.9)%
Net loss attributable to non-controlling interests	17,350	-	17,350	-
Net income (loss) attributable to GNOG	$(14,383)	$11,671	$(26,054)	(223.2)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues.

Gaming. Gaming revenues increased $32.2 million, or 67.6%, to $79.9 million from $47.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily the result of higher table game and slot revenue during the current year period resulting from an increase in new patrons using online gaming in light of the casino closures stemming from the outbreak of COVID-19.

Other. Other revenues increased $3.5 million, or 45.0%, to $11.2 million from $7.7 million for the year ended December 31, 2020 compared to the comparable prior year period. Market access and live dealer studio broadcast revenues increased $2.9 million, or 48.3%, as royalties with existing partners increased and the addition of a new partner when compared to the prior year period. Reimbursable revenues under these arrangements also increased by $0.6 million, or 34.2%.

Operating Costs and Expenses.

Labor. Labor expense increased $1.9 million, or 27.1%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily as a result of the addition of more dealers in our live dealer studio and an increase in bonus expense.

Gaming Taxes. Gaming taxes increased $7.3 million, or 72.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a direct result of the increase in gaming revenue for the period.

Royalty and Licenses Fees. Royalty and license fees increased $4.3 million, or 72.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a direct result of the increase in gaming revenues for the period as well as a brand royalty expense paid to an affiliate which began May of 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased $11.2 million, or 76.4%, for the year ended December 31, 2020 compared with the year ended December 31, 2019. The increase is primarily attributable to increased advertising expenditures and higher payment processor fees. As a percentage of total revenue, selling general and administrative expenses were 28.4% for the year ended December 31, 2020 as compared to 26.5% for the year December 31, 2019.

Acquisition related expenses. Acquisition related expenses totaled $4.1 million for the year ended December 31, 2020 and represent costs incurred in connection with the December 29, 2020 Acquisition Transaction consisting of professional fees and other related expenses.

Interest expense. Interest expense for the three months ended December 31, 2020 increased by $38.5 million as a result of the $300.0 million term loan credit agreement we entered into on April 28, 2020. We also repaid $150.0 principal balance of the term loan in connection with the December 29, 2020 closing of the Acquisition Transaction. In connection with this repayment, $8.3 million in unamortized discount and loan origination coasts were expensed as interest expense. Proceeds received from the initial term loan were distributed to LF LLC.

Provision for Income Taxes. The provision for income taxes decreased $13.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as a result of the decrease in pre-tax income for the period and the loss attributable to the non-controlling interest for the year ended December 31, 2020, which is not subject to federal or state income tax in our consolidated statements of operations. The effective tax rate for the year ended December 31, 2020 was 19.4% compared to 33.8% in the prior year comparable period. This reduction in the effective tax rate for the year ended December 31, 2020 was the result of losses attributable to non-controlling interests for the post Acquisition Transaction period, which also reduces the amount of state income tax, and the change in unrecognized tax benefits for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests represents a 45.9% economic interest in our losses from the Closing Date through December 31, 2020. The non-controlling interests consist of the Class B Units in Landcadia Holdco held by LF LLC that have no voting rights and that are redeemable, together with an equal number of Class B common stock, for either 31,350,625 shares of Class A common stock or an equal value of cash, at our election.

Year ended December 31, 2019 Compared to the Year ended December 31, 2018

	Year Ended December 31,
	2019	2018	$ Change	% Change
REVENUES:
Gaming	$47,694	$38,827	$8,867	22.8%
Other	7,727	4,075	3,652	89.6%
Total revenue	55,421	42,902	12,519	29.2%
COSTS AND EXPENSES:
Labor	7,102	5,153	1,949	37.8%
Gaming taxes	9,985	8,378	1,607	19.2%
Royalty and licenses fees	5,875	4,530	1,345	29.7%
Selling, general and administrative expense	14,687	12,840	1,847	14.4%
Depreciation and amortization	135	126	9	7.1%
Total operating costs and expenses	37,784	31,027	6,757	21.8%
OPERATING INCOME	17,637	11,875	5,762	48.5%
OTHER EXPENSE:
Interest expense, net	6	8	(2)	(25.0)%
Total other expense	6	8	(2)	(25.0)%
Income before income taxes	17,631	11,867	5,764	48.6%
Provision for income taxes	5,960	4,708	1,252	26.6%
Net income	$11,671	$7,159	$4,512	63.0%

Revenues.

Gaming. Gaming revenues increased $8.9 million, or 22.8%, to $47.7 million from $38.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily the result of higher table game and slot revenue during the current year as compared to the prior year. The increase in table games revenues was largely driven by Live Dealer, which grew significantly during the year ended December 31, 2019.

Other. Other revenues for the year ended December 31, 2019 increased $3.7 million, or 89.6%, to $7.7 million from $4.1 million for the comparable prior year period. Market access and Live Studio broadcast revenues increased $3.3 million, or 125.7%, as royalties with existing partners increased and the addition of a new partner for 2019. Reimbursable revenues under these arrangements also increased by $0.4 million, or 24.9%.

Operating Costs and Expenses.

Labor. Labor expense increased $1.9 million, or 37.8%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily as a result of the addition of more dealers in our Live Studio and increased hours of operation.

Gaming Taxes. Gaming taxes increased $1.6 million, or 19.2%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a direct result of the increase in casino gaming revenue for the year.

Royalty and Licenses Fees. Royalty and license fees increased $1.3 million, or 29.7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as a direct result of the increase in casino gaming revenues for the year.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased $1.8 million, or 14.4%, for the year ended December 31, 2019 as compared with the year ended December 31, 2018. The increase is primarily attributable to increased advertising expenditures and higher payment processor fees. As a percentage of total revenue, selling general and administrative expenses were 26.5% for the year ended December 31, 2019 as compared to 29.9% for the year ended December 31, 2018.

Provision for Income Taxes. The provision for income taxes increased $1.2 million, or 26.6%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as a result the increase in pre- tax income for the year. The effective tax rate for the year ended December 31, 2019 was 33.8% compared to 39.7 % in the prior year comparable period. This decrease is attributable to a decrease in deferred state income taxes associated with New Jersey state income tax rate reductions.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to launching our iGaming and sports wagering product offerings in new markets, as well as compensation and benefits for our employees. Our ability to expand and grow our business will depend on many factors, including working capital needs and the evolution of our operating cash flows.

In the next twelve months, we expect to spend approximately $25.0 million in licensing and market access fees to expand operations to Pennsylvania, West Virginia, Illinois, Virginia and other states. We also expect to incur losses in these new markets as we grow our business of an additional $30.0 million to $40.0 million in the next twelve months. We expect to become profitable in these new markets by the end of the third year of operations.

Further expansion into new markets will likely require additional capital either from affiliates or third parties and based on our financial performance, we believe we will have access to that capital. The future economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms or at all, and lenders may be unwilling to lend funds on acceptable terms or at all in the amounts that would be required to supplement cash flows to support our expansion plans. The sale of additional equity investments or convertible debt securities would result in dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current Credit Agreement. Our liquidity is subject to various risks including the risks identified in “Risk Factors” of this Annual Report.

Immediately following the Acquisition Transaction, we had $80.0 million in cash. Pursuant to the redemption of our public warrants that closed on March 8, 2021, we raised an additional $110.2 million and issued 9.6 million additional shares of our Class A common stock. Capital expenditures have historically not been significant uses of cash and are not expected to be going forward.

Credit Agreement. We are party to the Credit Agreement by and among LF LLC, as parent, us, as borrower, the lenders from time-to-time party thereto (“Lenders”), and Jefferies Finance LLC, as agent for the Lenders (“Agent”).

The Credit Agreement provides for senior secured term loans in the aggregate amount of $300.0 million. After giving effect to the Acquisition Transaction, including the debt repayment, the aggregate principal amount of indebtedness under the Credit Agreement is $150.0 million. As of the closing of the Acquisition Transaction, the outstanding senior secured term loans under the Credit Agreement are set to mature on October 4, 2023. All outstanding term loans bear interest on the daily balance thereof, at our option, at either (1) an adjusted LIBOR or (2) a base rate, in each case plus an applicable margin. The applicable margin is 12.0% with respect to LIBOR loans and 11.0% with respect to base rate loans. Following the closing of the Acquisition Transaction, a portion of the amount payable on the outstanding term loans will be provided by payments made by LF LLC to GNOG LLC under the Second A&R Intercompany Note, which as of Closing, will require payments in an amount equal to six percent (6%) per annum on the outstanding principal balance of the Second A&R Intercompany Note, payable on a quarterly basis as provided for therein in return for additional Class B common stock and Holdco Class B units. None of such payments will reduce the principal balance on the Second A&R Intercompany Note, rather such payments, and the related equity issuances, are treated as capital transactions for accounting purposes. On December 31, 2020, the Company agreed that it would, in lieu of LF LLC, pay the required interest payment of $2.3 million to GNOG LLC due on such date under the Second A&R Intercompany Note. As a result of the Company making such payment, no shares of Class B common stock or HoldCo Class B Units were issued to LF LLC under the HoldCo LLC Agreement.

The Credit Agreement was amended on June 12, 2020 and June 29, 2020 to amend certain provisions to permit our subsidiary GNOG Holdco and LF LLC to enter into the Purchase Agreement and consummate the Acquisition Transaction including, but not limited to, amendments to permit the formation of GNOG Holdco, the merger of GNOG Inc. into GNOG LLC, and the sale by LF LLC of the equity in GNOG Holdco.

Outlook.     Considering that we have cash on hand of $77.9 million at December 31, 2020 and the redemption of our public warrants, which raised $110.2 million in cash through March 8, 2021, and based on our current level of operations, we believe that cash on hand and cash generated from warrant exercises and cash generated from our New Jersey operations will be adequate to meet our anticipated obligations under our contracts, debt service requirements, capital expenditures and working capital needs for the next twelve months. However, we cannot be certain that our business will generate sufficient cash flow from operations; that the U.S. economy will continue to grow in 2021 and beyond; that our anticipated earnings projections will be realized; or that future equity offerings or borrowings will be available in the capital markets to enable us to service our indebtedness or to make anticipated capital expenditures. If we expand our business into new markets in the future, our cash requirements may increase significantly and we may need to complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Cash Flows. Net cash used by operating activities was $4.9 million for the year ended December 31, 2020 compared to $35.2 million provided by operating activities for the year ended December 31, 2019. Factors affecting changes in operating cash flows are similar to those that impact net income, with the exception of non-cash items such as amortization of debt issuance costs and discounts, depreciation and amortization, stock-based compensation and deferred taxes. Additionally, changes in working capital items such as accounts receivable, accounts payable, accrued liabilities and customer deposits can significantly affect operating cash flows. Cash flows from operating activities during the year ended December 31, 2020 were lower as a result of a net loss of $31.7 million for the year ended December 31, 2020 as compared to net income of $11.7 million for the year ended December 31, 2019. In the year ended December 31, 2020, non-cash items offsetting these net losses totaled $2.0 million compared to $0.4 million for the year ended December 31 2019. An increase in working capital items of $1.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 also reduced the cash used in operations.

Net cash used in investing activities was $0.1 million related to property and equipment additions for the year ended December 31, 2020.

Net cash provided by financing activities was $98.5 million for the year ended December 31, 2020, compared to $10.9 million of cash used in financing activities for the year ended December 31, 2019. The main driver of this variance is the $270.4 million cash received in the Acquisition Transaction offset by the repayment of $150.0 million of the term loan. There was also a larger dividend paid to the parent of Old GNOG and amounts paid for debt issuance costs in 2020, offset by a contribution from our parent. Proceeds received from the term loan were sent to LF LLC, the parent of Old GNOG, who issued us a note receivable due October 24, 2024.

Net cash provided by operating activities was $35.2 million for the year ended December 31, 2019 compared to $26.4 million for the year ended December 31, 2018. Factors affecting changes in operating cash flows are similar to those that impact net income, with the exception of non-cash items such as depreciation and amortization and deferred taxes. Additionally, changes in working capital items such as accounts receivable, accounts payable, accrued liabilities and customer deposits can significantly affect operating cash flows. Cash flows from operating activities during 2019 were higher as a result of an increase in net income of $4.5 million and working capital changes that increased cash by an additional $4.7 million as compared to the prior year.

The most significant working capital changes resulted from an increase in customer deposits associated with increased wagering activity and an increase in deposits by our skin partners in excess of required amounts, which increased restricted cash during 2019. These increases were partially offset by the reduction in cash flows of $0.4 million compared to 2018 for non-cash items, primarily deferred taxes. Net cash used in financing activities were $10.9 million for the year ended December 31, 2019, or $4.1 million less than was used in 2018. This decrease relates to the repayment of a note payable to our parent during the year ended December 31, 2018

Contractual Obligations

As of December 31, 2020, we had contractual obligations as described below. Our obligations include “off-balance sheet arrangements” whereby liabilities associated with unconditional purchase obligations are not fully reflected in our balance sheets (in thousands).

	2021	2022	2023	2024	2025	Thereafter	Total
Term loan credit agreement	$-	$-	$150,000	$-	$-	$-	$150,000
Interest on term loan credit agreement	19,771	19,771	15,004	-	-	-	54,546
Operating leases	112	112	112	112	84	-	532
Mezzanine loan commitment	30,000						30,000
Other contractual obligations	12,479	4,300	2,800	3,400	16,584	5,750	45,313
	62,362	24,183	167,916	3,512	16,668	5,750	280,391

(1)   In addition to the contractual obligations in the table above, on November 18, 2020, we entered into a definitive agreement with Danville Development, for market access to the State of Illinois. Pursuant to this agreement, we have committed to cause to be provided a mezzanine loan in the amount of $30.0 million to Danville Development for the development and construction a new Golden Nugget branded casino in Danville, Illinois. This mezzanine loan is currently expected to be fully funded in the fourth quarter of 2021.

Critical Accounting Policies

The acquisition of GNOG LLC has been accounted for as a reverse recapitalization. Under this method of accounting, GNOG LLC was treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial statements included herein reflect (i) the historical operating results of GNOG LLC prior to the Acquisition Transaction, (ii) our combined results following the Acquisition Transaction, (iii) the assets, liabilities and accumulated deficit of GNOG LLC at their historical amounts, and (iv) our equity and earnings per share presented for the period from the Closing Date through the end of the year.

These audited consolidated financial statements include all the accounts of GNOG and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period reported. Management utilizes estimates, including, but not limited to, the useful lives of assets and inputs used to calculate the tax receivable agreement liability. Actual results could differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Partnership has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Partnership, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Partnership’s consolidated financial statements with another company which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Revenue and Cost Recognition

We recognize revenue for services when the services are performed and when we have no substantive performance obligations remaining. Online real money gaming revenues are recognized as the aggregate net difference between gaming wins and losses and are recorded as gaming revenue in the accompanying statements of operations, with liabilities recognized for funds deposited by customers before gaming play occurs. We report 100% of wins as revenue and our content provider’s share is reported in costs and expenses.

Jackpots, other than the incremental progressive jackpots, are recognized at the time they are won by customers. We accrue the incremental progressive jackpots as the progressive games are played, and the progressive jackpot amount increases, with a corresponding reduction to gaming revenues. Free play and other incentives to customers related to internet gaming play are recorded as a reduction of gaming revenue.

We are contracted to manage multi-year market access agreements with online gaming operators that are authorized to operate real money online gaming and sports betting in New Jersey, for which we receive royalties and cost reimbursement. Initial fees received for the market access agreements and prepaid guaranteed minimum royalties are deferred and recognized over the term of the contract as the performance obligations are satisfied.

Gaming Taxes

We incur gaming taxes, which are determined by each jurisdiction in which we operate, and are generally based on a percentage of gross gaming revenues (“GGR”) minus applicable deductions. We record a liability for gaming taxes payable as accrued gaming and related taxes in our consolidated balance sheets.

Advertising

Advertising costs are expensed as incurred during such year and are recorded a selling, general and administrative expense in our accompanying statements of operations. Advertising expenses were $17.5 million, $9.3 million and $8.2 million, in 2020, 2019 and 2018, respectively.

Stock-Based Compensation

We record compensation expense over the requisite service period for all stock-based compensation based on the grant date fair value of the award. The expense is included in selling, general and administrative expense in our statements of operations. Our policy is to account for forfeitures of share-based compensation awards as they occur.

Income Taxes

We were subject to a tax sharing agreement with certain affiliates prior to the December 29, 2020 closing date of the Acquisition Transaction and we recognized tax assets and liabilities associated with temporary differences on a separate return basis in accordance with GAAP. Following the consummation of the Acquisition Transaction, we operate as an Up-C, meaning that substantially all of our assets are held indirectly through Golden Nugget Online Gaming LLC (“GNOG LLC”), our indirect subsidiary, and our business is conducted through GNOG LLC.

We follow the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

We use a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may in the future be exposed to certain market risks, including interest rate and financial instrument risks, in the ordinary course of our business. Currently, these risks are not material to GNOG’s financial condition or results of operations, but they may be in the future.

Interest Rate Risk

Total long-term debt at December 31, 2020 included $150.0 million of floating-rate debt that bears interest at LIBOR + 12%, with a 1% floor. As a result, our annual interest cost in 2021 could fluctuate based on short-term interest rate changes. A 10% change in the floating-rate would have no impact on our cash flows due to the 1% floor; however, there are no assurances that possible future rate changes would not impact cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Golden Nugget Online Gaming, Inc
Table of Contents to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Golden Nugget Online Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Nugget Online Gaming, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2020, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Melville, NY
March 31, 2021

Golden Nugget Online Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$77,862	$846
Restricted cash	54,570	38,086
Accounts receivable - trade and other	6,372	4,894
Income taxes receivable	685	-
Other current assets	938	265
Total current assets	140,427	44,091
Property and equipment, net	606	720
Deferred tax assets	34,716	2,370
Other assets, net	2,976	24
Total assets	$178,725	$47,205
Liabilities and Stockholder's Deficit
Liabilities
Accounts payable	$10,061	$3,908
Accrued salary and payroll taxes	2,946	1,976
Accrued gaming and related taxes	16,716	13,697
Payable to an affiliate	2,757	-
Interest payable	54	-
Deferred revenue - current	3,269	2,113
Current portion of long-term debt	-	74
Customer deposits	44,250	29,210
Total current liabilities	80,053	50,978
Long-term debt	141,727	-
Tax receivable agreement liability	23,334	-
Deferred revenue - long-term	5,821	4,612
Total liabilities	250,935	55,590
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	617,607	-
Stockholders' deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding
Class A common stock, $0.0001 par value, 220,000,000 shares authorized, 36,982,320 issued and outstanding	4	-
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 31,350,625 issued and outstanding	3	-
Additional paid-in capital	-	-
Accumulated deficit	(689,824)	(8,385)
Total stockholder's deficit	(689,817)	(8,385)
Total liabilities and stockholder's deficit	$178,725	$47,205

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Gaming	$79,919	$47,694	$38,827
Other	11,201	7,727	4,075
Total revenue	91,120	55,421	42,902
Costs and expenses
Labor	9,026	7,102	5,153
Gaming taxes	17,238	9,985	8,378
Royalty and licenses fees	10,128	5,875	4,530
Selling, general and administrative expense	25,909	14,687	12,840
Acquisition Transaction related expenses	4,137	-	-
Depreciation and amortization	190	135	126
Total costs and expenses	66,628	37,784	31,027
Operating income	24,492	17,637	11,875
Other expense
Interest expense, net	38,492	6	8
Other expense	25,384	-	-
Total other expense	63,876	6	8
Income (loss) before income taxes	(39,384)	17,631	11,867
Provision for income taxes	(7,651)	5,960	4,708
Net income (loss)	(31,733)	11,671	7,159
Net loss attributable to non-controlling interests	17,350	-	-
Net income (loss) attributable to GNOG	$(14,383)	$11,671	$7,159

Loss per share attributable to GNOG:
Basic	$(0.40)	n/a	n/a
Diluted	$(0.47)	n/a	n/a
Weighted-average number of common shares outstanding:
Basic	36,982	n/a	n/a
Diluted	68,333	n/a	n/a

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.
Consolidated Statement of Changes in Stockholders’ Deficit
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Note From Old GNOG	Total Stockholder's	Redeemable Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Parent	Deficit	Interests
Balance, December 31, 2017	-	$-	-	$-	$-	$(8,043)	$-	$(8,043)	$-
Net income	-	-	-	-	-	7,159	-	7,159	-
Dividend to parent of Old GNOG	-	-	-	-	-	(8,396)	-	(8,396)	-
Balance, December 31, 2018	-	-	-	-	-	(9,280)	-	(9,280)	-
Net income	-	-	-	-	-	11,671	-	11,671	-
Dividend to parent of Old GNOG	-	-	-	-	-	(10,776)	-	(10,776)	-
Balance, December 31, 2019	-	-	-	-	-	(8,385)	-	(8,385)	-
Net income prior to Acquisition Transaction	-	-	-	-	-	415	-	415	-
Note receivable from parent of Old GNOG	-	-	-	-	-	-	(288,000)	(288,000)	-
Contribution from parent of Old GNOG	-	-	-	-	-	18,712	(1,920)	16,792	-
Dividend to parent of Old GNOG	-	-	-	-	-	(30,542)	-	(30,542)	-
Acquisition Transaction recapitalization	36,982	4	31,351	3	277,330	(288,545)	289,920	278,712	(9,089)
Net loss post Acquisition Transaction	-	-	-	-	-	(14,798)	-	(14,798)	(17,350)
Stock-based compensation	-	-	-	-	35	-	-	35	-
Adjustment of redeemable non-controlling interests to redemption value	-	-	-	-	(277,365)	(366,681)	-	(644,046)	644,046
Balance, December 31, 2020	36,982	$4	31,351	$3	$-	$(689,824)	-	(689,817)	617,607

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(31,733)	$11,671	$7,159
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	190	135	126
Stock-based compensation	35	-	-
Deferred tax expense	(10,050)	269	655
Amortization of debt issuance costs, discounts and other	11,808	-	-
Changes in assets and liabilities, net and other:
Accounts receivable - trade and other	(1,478)	(1,429)	(1,488)
Income taxes receivable	(685)
Other assets	(3,616)	(13)	(10)
Accounts payable	6,153	1,174	757
Accrued liabilities	4,258	8,876	1,835
Payable to an affiliate	2,757	-	-
Interest payable	54	-	-
Deferred revenue	2,365	(2,711)	6,952
Customer deposits	15,040	17,227	10,376
Net cash (used in) provided by operating activities	(4,902)	35,199	26,362
Cash flows from investing activities
Property and equipment additions	(59)	-	(73)
Net cash used in investing activities	(59)	-	(73)
Cash flows from financing activities
Proceeds from term loan, net of discount	288,000	-	-
Repayment of term loan	(150,000)	-	-
Note from parent of Old GNOG treated as a distribution in the recapitalization	(288,000)	-	-
Payment of equipment loans	(74)	(84)	(62)
Repayment of loan from parent of Old GNOG	-	-	(6,463)
Cash received in the Acquisition Transaction	270,366	-	-
Payment of debt issuance costs	(8,081)	-	-
Dividend to parent of Old GNOG	(30,542)	(10,776)	(8,396)
Contribution from parent of Old GNOG	16,792	-	-
Net cash provided by (used in) financing activities	98,461	(10,860)	(14,921)
Net increase in cash, cash equivalents and restricted cash	93,500	24,339	11,368
Cash, cash equivalents and restricted cash
Beginning of year	38,932	14,593	3,225
End of year	$132,432	$38,932	$14,593

Disclosure of cash, cash equivalents and restricted cash
Cash and cash equivalents	$77,862	$846	$42
Restricted cash	54,570	38,086	14,551
	$132,432	$38,932	$14,593

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$26,713	$6	$8
Non-cash financing activities:
Property and equipment financed by note payable	$-	$30	$-
Accretion on note from parent of Old GNOG	$1,920	$-	$-

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations and Recent Developments

Golden Nugget Online Gaming, Inc. (formerly known as Landcadia Holdings II, Inc. or “GNOG”, the “Company”, “we”, “our” or “us”) is an online gaming, or iGaming, and digital sports entertainment company focused on providing our customers with the most enjoyable, realistic and exciting online gaming experience in the market. We currently operate in New Jersey and Michigan where we offer patrons the ability to play their favorite casino games and bet on live-action sports events. We were one of the first online gaming operators to enter the New Jersey market in 2013 and we commenced operations in Michigan on January 22, 2021.

We are authorized by the New Jersey Division of Gaming Enforcement (“DGE”) and the Michigan Gaming Control Board (“MGCB”) to operate interactive real money online gaming in New Jersey and Michigan.

Acquisition Transaction

On December 29, 2020 (the “Closing Date”) we completed the acquisition of Golden Nugget Online Gaming, LLC (formerly known as Golden Nugget Online Gaming, Inc., or “Old GNOG”), a New Jersey limited liability company and wholly-owned subsidiary of GNOG Holdco (“GNOG LLC”). The acquisition was completed pursuant to the purchase agreement, dated June 28, 2020 by and among the Company, LHGN HoldCo, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of the Company (“Landcadia Holdco”), Landry’s Fertitta, LLC, a Texas limited liability company (“LF LLC”), GNOG Holdings, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of LF LLC (“GNOG Holdco”), and GNOG LLC. The transactions contemplated by the Purchase Agreement are referred to herein as the “Acquisition Transaction.” The Acquisition Transaction was accounted for as a reverse recapitalization and the reported amounts from operations prior to the Acquisition Transaction are those of Old GNOG (See Note 3).

Following the Acquisition Transaction, we operate as an umbrella partnership C-corporation, or “Up-C,” meaning that substantially all of our assets are held indirectly through Golden Nugget Online Gaming LLC (“GNOG LLC”), our indirect subsidiary, and our business is conducted through GNOG LLC.

Covid-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments react to the public health crisis. The direct impact on us is primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land based casinos reopened in July with significant restrictions, which eased over time. However, virus cases began to increase and capacity restrictions were reinstituted. As a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities could have an adverse effect on the demand for the Company's product offerings, reducing cash flows and revenues, and thereby materially harming the Company's business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has business continuity programs in place to ensure that employees are safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The acquisition of Old GNOG has been accounted for as a reverse recapitalization. Under this method of accounting, Old GNOG was treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial statements included herein reflect (i) the historical operating results of Old GNOG prior to the Acquisition Transaction, (ii) our combined results following the Acquisition Transaction, (iii) the assets, liabilities and accumulated deficit of Old GNOG at their historical amounts, and (iv) our equity and earnings per share presented for the period from the Closing Date through the end of the year.

These audited consolidated financial statements include all the accounts of GNOG and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated. The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period reported. Management utilizes estimates, including, but not limited to, the useful lives of assets and inputs used to calculate the tax receivable agreement liability. Actual results could differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Partnership has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Partnership, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Partnership’s consolidated financial statements with another company which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Concentrations Related to Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of operating cash and cash equivalents and cash reserved for users. The Company maintains separate accounts for cash and cash reserved for users in two financial institution.  Some amounts exceed federally insured limits. Management believes all financial institutions holding our cash are of high credit quality and we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on accounts and cash on hand. We consider short-term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. Amounts held in financial institutions are in excess of FDIC insurance limits. We have not experienced any losses in such account and believe we are not exposed to any significant risks on our cash in bank accounts.

Restricted cash represents required amounts on hand that generally represent the amount of players’ funds on deposit in their wagering accounts.

Accounts Receivable

Receivables consist of amounts due from third party payment processors and online gaming operators. As of December 31, 2020, and 2019, there were $4.7 million and $3.3 million, respectively, due from gaming operators. Receivables are reviewed for collectability based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible. For the years ended December 31, 2020 and 2019 there was no allowance for doubtful accounts. Accounts receivables are non-interest bearing and are initially recorded at cost. Amounts written off totaled $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Customer Deposits

Customer deposits are liabilities that relate to amounts due to players and online betting operators and are required to be maintained to comply with regulatory requirements. The amounts due to players consist of customer deposits, plus bonuses converted to cash, plus winning wagers, less losing wagers, and less player withdrawals. We separately track amounts due to players and per certain regulatory requirements must maintain a balance equal to or greater than amounts due as restricted cash.

Property and Equipment, net

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. Leasehold improvements depreciation is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Useful lives of each asset class are as follows:

Computer equipment and software	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of the lease terms or the estimated useful lives of the improvements, generally 1 – 10 years

Financial Instruments and Fair Value

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Unadjusted quoted market prices for identical assets or liabilities;

Level 2	Quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets or liabilities; and

Level 3	Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The carrying value of certain of our assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain accrued liabilities approximates their fair value due to the short-term nature of such instruments.

The fair value of our long-term debt is determined by Level 1 measurements based on quoted market prices. The fair value and carrying value of our long-term debt as of December 31, 2020 was $171.0 million and $145.0 million, respectively.

Revenue and Cost Recognition

We recognize revenue for services when the services are performed and when we have no substantive performance obligations remaining. Online real money gaming revenues are recognized as the aggregate net difference between gaming wins and losses and are recorded as gaming revenue in the accompanying statements of operations, with liabilities recognized for funds deposited by customers before gaming play occurs. We report 100% of wins as revenue and our content provider’s share is reported in costs and expenses.

Jackpots, other than the incremental progressive jackpots, are recognized at the time they are won by customers. We accrue the incremental progressive jackpots as the progressive games are played, and the progressive jackpot amount increases, with a corresponding reduction to gaming revenues. Free play and other incentives to customers related to internet gaming play are recorded as a reduction of gaming revenue.

We are contracted to manage multi-year market access agreements with online gaming operators that are authorized to operate real money online gaming and sports betting in New Jersey, for which we receive royalties and cost reimbursement. Initial fees received for the market access agreements and prepaid guaranteed minimum royalties are deferred and recognized over the term of the contract as the performance obligations are satisfied.

Gaming Taxes

We incur gaming taxes, which are determined by each jurisdiction in which we operate, and are generally based on a percentage of gross gaming revenues (“GGR”) minus applicable deductions. We record a liability for gaming taxes payable as accrued gaming and related taxes in our consolidated balance sheets.

Advertising

Advertising costs are expensed as incurred during such year and are recorded as selling, general and administrative expense in our accompanying statements of operations. Advertising expenses were $17.5 million, $9.3 million and $8.2 million, in 2020, 2019 and 2018, respectively.

Stock-Based Compensation

We record compensation expense over the requisite service period for all stock-based compensation based on the grant date fair value of the award. The expense is included in selling, general and administrative expense in our statements of operations. As we have limited historical experience, our policy is to account for forfeitures of share-based compensation awards as they occur.

Income Taxes

We were subject to a tax sharing agreement with certain affiliates prior to the December 29, 2020 closing date of the Acquisition Transaction and we recognized tax assets and liabilities associated with temporary differences on a separate return basis in accordance with GAAP. Following the consummation of the Acquisition Transaction, we operate as an Up-C, meaning that substantially all of our assets are held indirectly through Golden Nugget Online Gaming LLC (“GNOG LLC”), our indirect subsidiary, and our business is conducted through GNOG LLC.

We follow the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

We use a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies fair value measurement disclosure requirements including (i) removing certain disclosure requirements such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) modifying certain disclosure requirements, and (iii) adding certain disclosure requirements such as changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard did not materially impact our financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. We do not believe the adoption of this standard will have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”, as additional guidance on the measurement of credit losses on financial instruments. The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for all public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU No. 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the timing of adopting this guidance and the impact of adoption on its financial position, results of operations and cash flows.

3. Acquisition Transaction

The Acquisition Transaction was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded and we were determined to be the “acquired” company for accounting purposes. For accounting purposes, the Acquisition Transaction was treated as the equivalent of Old GNOG issuing stock for the net assets of Landcadia Holdings II, Inc., accompanied by a recapitalization. The net assets of Landcadia Holdings II, Inc. were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations prior to the Acquisition Transaction are those of Old GNOG.

The aggregate consideration for the transaction was (i) $313.5 million payable in 31,350,625 Landcadia Holdco Class B Units (the “Class B Units”) and 31,350,625 shares of Class B common stock, (ii) Closing Cash Consideration in an amount of $30.0 million and (iii) the repayment of $150.0 million, representing one-half of the existing principal amount owed by Old GNOG under the Credit Agreement, together with related prepayment premium in an amount of approximately $24.0 million, as well as related expenses and accrued and unpaid interest in an amount of approximately $4.9 million.

The Class B common stock carries 10 votes per share, provided that the voting power of the shares held by Mr. Fertitta and his affiliates will be subject to an automatic downward adjustment to the extent necessary for the total voting power of all shares of common stock beneficially held by Mr. Fertitta and his affiliates not to exceed 79.9%.

The Class B Units represent a 45.9% economic interest in Landcadia Holdco that have no voting rights and that are redeemable, together with an equal number of Class B common stock, for either 31,350,625 shares of Class A common stock or an equal value of cash based on the average of the volume-weighted closing price of our Class A common stock for the ten trading days immediately prior to and including the date the redemption notice is provided. The cash redemption is at our option through a vote of our independent directors. Mr. Fertitta, directly or indirectly, will have 79.9% of the voting power of our capital stock and therefore will control the election of the board of directors, including the independent directors and therefore we have accounted for these Class B Units as redeemable non-controlling interests outside of permanent equity in our consolidated balance sheets.

Upon closing, we entered into the Tax Receivable Agreement with LF LLC as additional consideration. The Tax Receivable Agreement generally provides for the payment by us to LF LLC of 85% of certain tax benefits that we actually realize or are deemed to realize from the use of certain tax attributes in periods after the closing of the transaction. We will retain the tax benefit, if any, of the remaining 15% of these tax attributes.

The following represents the aggregate cash, equity and other consideration (in thousands):

Rollover equity issued at closing	31,351
Value per unit of rollover equity (1)	$10.00
Total equity consideration	$313,510
Plus: Cash consideration	$30,000
Plus: GNOG debt repayment	150,000
Plus: Debt repayment fees and accrued interest	28,975
Plus: Tax receivable agreement	23,334
Total cash, equity and other consideration	$545,819

(1)	Equity consideration is calculated using a $10.00 reference price. The closing share price on the date of the consummation of the transaction was $25.49. As the transaction was accounted for as a reverse recapitalization, the value per share is disclosed for informational purposes only in order to indicate the fair value of shares transferred.

In connection with the Acquisition Transaction, we incurred direct and incremental acquisition related expenses of approximately $4.1 million, consisting of legal professional fees and other one-time expenses included in acquisition related expenses in the consolidated statement of operations for the year ended December 31, 2020.

4. Revenues from Contracts with Customers

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when it transfers control of the promised goods or services to its customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If control transfers to the customer over time, an entity selects a method to measure progress that is consistent with the objective of depicting its performance.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, the following steps must be performed at contract inception: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Online Gaming

Our revenues are principally derived from real money online gaming, which includes both online casino wagering and online sports wagering. Gaming revenue is recognized at the conclusion of each wager or contest and is measured as the aggregate net difference between gaming wins and losses and is recorded as gaming revenue in the accompanying statements of operations.

Online casino wagering offerings typically include games similar to those available in land-based casinos. Online casino wagering involves a player placing a wager on a game of chance such as a virtual slot machine or a virtual table game such as blackjack. Online sports wagering involves a player placing a wager on a particular outcome of a sporting event at some fixed odds. For both online casino and online sports wagering, in the event the player wins on a settled result, we pay out the bet.

Jackpots, other than the incremental progressive jackpots, are recognized at the time they are won by customers. We accrue the incremental progressive jackpots as the progressive games are played, and the progressive jackpot amount increases, with a corresponding reduction to casino revenues. Free play and other incentives to customers related to internet gaming play are recorded as a reduction of casino gaming revenue.

Market Access Agreements

We have been contracted to manage multi-year market access agreements with online gaming operators that are authorized to operate online casino wagering and online sports betting, for which we receive royalties. Initial fees received for the market access agreements and prepaid guaranteed minimum royalties are deferred and recognized over the term of the contract as the performance obligations are satisfied.

We generally receive monthly royalties that can be fixed amounts or based on a percentage of Net Gaming Revenues (as defined) (“NGR”), and in some cases we receive upfront minimum royalty payments for specified contract periods. Royalties owed by the customer in excess of these minimum royalty amounts are collected as earned. Some contracts call for a one-time non-refundable market access fee to be paid at the inception of the contract.

Live Dealer Studio Broadcast License Agreements

We have been contracted to manage multi-year live studio broadcast license agreements with authorized online gaming operators that provide for the use of the live table games that are broadcast from our studio at the Golden Nugget in Atlantic City, New Jersey. We receive royalties from the online gaming operators using the studio based on a percentage of GGR. We also offer some “private tables” for which we receive a flat monthly fee in addition to a percentage of GGR and or a share of costs.

Reimbursable Revenue

We receive partial or pro-rated reimbursements from our partners for the annual upfront initial or renewal permit fees charged by gaming authorities, other gaming related costs and expenses and certain specifically designated personnel costs incurred in connection with fulfilling our contracts. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is dependent on factors outside of our influence. Accordingly, reimbursable revenue is fully constrained and not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer.

Loyalty Programs

We have established promotions and a player’s club to encourage repeat business from frequent and active online gaming patrons. Members earn points based on gaming activity and such points can be redeemed for cash and free play into the patron’s online gaming account. The incentives earned by customers under these programs are based on their past play and represent separate performance obligations. Player club points generally expire within ninety days of patron inactivity.

As player’s club points earned can be redeemed for cash, we defer 100% of the cash converted point balance as they are earned and record a reduction to casino gaming revenue.

Deferred revenue liabilities from contracts related to our loyalty program included in accrued gaming and related taxes in our accompanying balance sheets was $46 thousand and $25 thousand as of December 31, 2020 and 2019, respectively.

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gaming	$79,919	$47,694	$38,827
Market access and live dealer studio	8,753	5,903	2,615
Reimburseables	2,448	1,824	1,460
Total revenue	$91,120	$55,421	$42,902

Gaming revenue and reimbursable revenue is recognized at a point in time, while market access and live studio revenue are earned over time.

Contract Balances

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are payable upon receipt. Contract liabilities include payments received for initial set-up fees and upfront guaranteed minimum royalty fees, which are allocated to the overall performance obligation and recognized ratably over the initial term of the contract.

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers (in thousands):

	December 31,
	2020	2019
Receivables, which are included in "Accounts receivable - trade and other"	$4,703	$3,264
Contract liabilities (1)	$(9,136)	$(6,750)

(1) As of December 31, 2020, includes $3.3 million recorded as deferred revenue – current, $46 thousand of loyalty program liability recorded as accrued gaming and related taxes and $5.8 million recorded as deferred revenue - long-term in our consolidated balance sheets. As of December 31, 2019, includes $2.1 million recorded as deferred revenue, $25 thousand of loyalty program liability recorded as accrued gaming and related taxes and $4.6 million recorded as deferred revenue in long-term liabilities in our consolidated balance sheets.

Significant changes in contract assets and contract liabilities balances during 2020 and 2019 are as follows (in thousands):

	Year ended December 31,
	2020	2019
Decrease due to recognition of revenue	$2,854	$2,712
Increase due to cash received, excluding amounts recogized as revenue	$5,240	$-

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020. The estimated revenue does not include amounts of variable consideration that are constrained (in thousands):

Year Ending December 31,
2021	$3,327
2022	2,633
2023	1,433
2024	571
2025	322
Thereafter	850
Total	$9,136

5. Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31,
	2020	2019
Leashold improvements	$544	$533
Furniture, fixtures and equipment	613	565
	1,157	1,098
Less - accumulated depreciation	(551)	(378)
	$606	$720

We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability of assets is measured by comparison of the estimated future undiscounted cash flows associated with the asset to the carrying amount of the asset. If such assets are considered to be impaired, an impairment charge is recorded in the amount by which the carrying amount of the assets exceeds fair value using Level 3 measurements.

6. Accrued Liabilities

Accrued gaming and related taxes are comprised of the following (in thousands):

	December 31,
	2020	2019
Gaming related, excluding taxes	$10,046	$9,556
Taxes, other than payroll and income taxes	6,670	4,141
	$16,716	$13,697

7. Long-term Debt

Long-term debt is comprised of the following (in thousands):

	December 31,
	2020	2019
$150.0 million term loan, LIBOR + 12.0% (floor 1.0%), interest only due October 4, 2023	$150,000	$-
Equipment note		74
Less: Deferred debt issuance costs	(3,233)	-
Less: Unamortized discount	(5,040)	-
Total debt, net of unnamortized debt issuance costs and discounts	141,727	74
Less: Current portion	-	(74)
Long-term debt	$141,727	$-

On April 28, 2020, we entered into a term loan credit agreement that is guaranteed by our indirect parent, comprised of a $300.0 million interest only term loan due October 4, 2023. Net proceeds received from the term loan of $288.0, net of original issue discount, were sent to the parent of Old GNOG, who issued Old GNOG a note receivable due October 2024 in the same amount, with substantially similar terms as the credit agreement (see Note 12). The note receivable from the parent of Old GNOG was accounted for as contra-equity, similar to a subscription receivable, however in the reverse recapitalization recorded in connection with the Acquisition Transaction, the note receivable from our indirect parent was accounted for as a distribution to the parent of Old GNOG, reducing retained earnings. The term loan was issued at a 4% discount. The term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 12%, with a 1% floor, and interest payments are made quarterly. The term loan is secured by the note receivable which effectively, but indirectly provides pari passu security interest with the Golden Nugget, LLC senior secured credit facility.

In connection with the Acquisition Transaction, we repaid $150.0 million of the $300.0 million term loan and incurred a prepayment premium of $24.0 million, which along with other related fees and expenses was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $3.3 million in deferred debt issuance costs and $5.0 million in unamortized discount as interest expense in our consolidated statement of operations.

The term loan credit agreement contains certain negative covenants including restrictions on incurring additional indebtedness or liens, liquidation or dissolution, limitations on disposal of assets and paying dividends. The term loan credit agreement also contains a make-whole provision that is in effect through April 2022. The prepayment premium under the make-whole provision is calculated as (A) the present value of (i) 100% of the aggregate principal amount of the term loan prepaid, plus (ii) all required remaining scheduled interest payments through April 2022, minus (B) the outstanding principal amount being prepaid. We have completed a tender offer in connection with the Acquisition Transaction for $150.0 million of the term loans at 116%, which represented a $24.0 million premium to face value. This premium, along with related fees and expenses for the tender offer were expensed as other expense in our consolidated statements of operations for the year ended December 31, 2020.

8. Income Taxes

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 is summarized as follows (in thousands):

	December 31,
	2020	2019	2018
Current:
Federal	$275	$3,315	$2,381
State	2,124	2,376	1,672
Total current income taxes	$2,399	$5,691	$4,053
Deferred:
Federal	$(6,680)	$19	$985
State	(3,370)	250	(330)
Total deferred income taxes	(10,050)	269	655
Provision for income taxes	$(7,651)	$5,960	$4,708

The effective income tax rate for the years ended December 31, 2020, 2019 and 2018, differs from the federal statutory rate as follows:

	December 31,
	2020	2019	2018
Income tax at statutory rate	21.0%	21.0%	21.0%
Loss attributable to non-controlling interest	(9.3%)	-	-
State tax expense	4.3%	12.1%	8.4%
Non-deductible expenses	(0.3%)	-	-
Change in tax rate	-	-	9.2%
Changes in unrecognized tax benefits	3.7%	0.7%	1.1%
Effective tax rate	19.4%	33.8%	39.7%

Deferred tax assets and liabilities as of December 31, 2020 and 2019 are comprised of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Investment in GNOG, LLC	$96,934	$-
Excess business interest expense	4,965	-
Net operating loss	203	-
Accruals and other	-	2,428
Deferred tax assets, prior to valuation reserve	102,102	2,428
Valuation allowance	(67,386)	-
Deferred tax assets, net of valuation reserve	34,716	2,428

Deferred tax liabilities:
Property and other	-	(58)
Net deferred tax asset	$34,716	$2,370

The changes to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense is as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$2,829	$2,960	$2,960
Additions for current year tax positions	-	-	-
Reductions for prior year tax positions	(2,829)	(131)	-
Balance at end of year	$-	$2,829	$2,960

As of December 31, 2020, we do not have any unrecognized tax benefits. As of December 31, 2019, we had approximately $2.8 million of unrecognized tax benefit and $0.5 million of penalties and interest. The reduction in unrecognized tax benefits is the result of a tax accounting method change that was filed during 2020 that put us on the proper method, allowing for a full reversal of the historical liability, including penalties and interest.

We are subject to income taxes in U.S. federal and state jurisdictions. We have concluded all U.S. federal income tax matters for years through 2016. Our tax returns for the calendar years 2017 and 2018 are currently under examination by the Internal Revenue Service, but there have not been any material issues identified at this time.

9. Stock-based Compensation

In 2020, we adopted the Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan (the “2020 Plan”) providing for common stock-based awards to employees, non-employee directors and consultants. The 2020 Plan permits the granting of various types of awards, including awards of nonqualified stock options, ISOs, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, dividend equivalents, and/or performance compensation awards or any combination of the foregoing. The 2020 Plan provides for an aggregate of 5,000,000 shares of Class A common stock to be delivered; provided that the total number of shares that will be reserved, and that may be issued, under the Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to one percent (1%) of the total outstanding shares of Class A common stock on the last day of the prior calendar year. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of December 31, 2020, approximately 3,965,000 shares were available for future awards.

A summary of compensation cost recognized for stock-based payment arrangements is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Compensation cost recognized:
Restricted stock units	$35	$-	$-
	$35	$-	$-

We have granted 4 to 5-year time vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of our Class A common stock with no exercise price. The fair value of restricted stock unit awards was determined based on the fair market value of our shares on the grant date. As of December 31, 2020, there was $26.3 million of total unrecognized compensation cost related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the status of our restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the year ended December 31, 2020 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2020	-	$-
Granted	1,035,000	25.49
Vested and converted	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2020	1,035,000	$25.49

None of these restricted stock units were vested as of December 31, 2020.

10. Stockholder’ Deficit and Loss per Share

Stockholders’ Deficit

Acquisition Transaction

Immediately prior to the closing of the Acquisition Transaction, there were 31,625,000 shares of Landcadia Holdings II, Inc. Class A common stock issued and outstanding and 7,906,250 shares of Class B common stock held by Landcadia Holdings II, Inc.’s co-sponsors, Fertitta Entertainment, Inc. and Jefferies Financial Group Inc. (“JFG”). On December 29, 2020, in connection with the Acquisition Transaction, JFG forfeited 2,543,750 shares of their Class B common stock and the remainder of the Class B common stock converted into Class A common stock of the post-combination company on a one-for-one basis. Additionally, 5,180 stockholders elected to have their shares redeemed in connection with the Acquisition Transaction.

Common Stock

As of December 31, 2020, we had 36,982,320 shares of Class A common stock, par value $0.0001, outstanding of a total of 220,000,000 shares authorized. Holders of Class A common stock are entitled to cast one vote per share of Class A common stock and will share ratably if and when any dividend is declared.

As of December 31, 2020, we had 31,350,625 shares of Class B common stock, par value $0.0001, outstanding of a total of 50,000,000 shares authorized. There is no public market for our Class B common stock. New shares of Class B common stock may be issued only to, and registered in the name of, Mr. Fertitta or his affiliates (including all successors, assigns and permitted transferees) (collectively, the “Permitted Class B Owners”). We may not issue additional shares of Class B common stock other than in connection with the valid issuance of Landcadia Holdco Class B Units in accordance with the A&R HoldCo LLC Agreement to any Permitted Class B Owner. For so long as Mr. Fertitta and his affiliates beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the Closing and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the Closing (the “Sunset Event”), holders of Class B common stock are entitled to cast 10 votes per share of Class B common stock. The voting power of the shares held by Mr. Fertitta and his affiliates is subject to an automatic downward adjustment to the extent necessary for the total voting power of all shares of our common stock beneficially held by Mr. Fertitta and his affiliates not to exceed 79.9%. To the extent Mr. Fertitta and his affiliates exchange Landcadia Holdco Class B Units (and a corresponding number of shares of Class B common stock have been cancelled), the number of votes per share of each remaining share of Class B common stock will increase, up to 10 votes per share. In no event will the shares of Class B common stock have more than 10 votes or less than 1 vote per share. Once Mr. Fertitta and his affiliates cease to beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the Closing and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the closing, the holders of the shares of Class B common stock will be entitled to one (1) vote per share. Holders of Class B common stock will not participate in any dividend declared by the board of directors. Beginning 180 days after the closing of the Acquisition Transaction, each holder of Class B Units will be entitled to cause Landcadia Holdco to exchange all or a portion of its Class B Units (upon the surrender of a corresponding number of shares of Class B common stock) for either one share of Class A common stock or, or at our election, in its capacity as the sole managing member of Landcadia Holdco, the cash equivalent of the market value of one share of Class A common stock.

Dividends

During the years ended December 31, 2020, 2019 and 2018, we made dividend payments of $30.5 million $10.8 million and $8.4 million, respectively to the parent of Old GNOG.

Warrants

As of December 31, 2020, we had 10,541,667 public warrants outstanding. Each public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Under the terms of the warrant agreement, we may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 value per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders.

As of December 31, 2020, we had 5,883,333 sponsor warrants outstanding. Each sponsor warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The sponsor warrants were not transferable, assignable or salable until 30 days after the completion of the Acquisition Transaction and they are non-redeemable so long as they are held by the initial purchasers of the sponsor warrants or their permitted transferees. If the sponsor warrants are held by someone other than the initial purchasers or their permitted transferees, the sponsor warrants will be redeemable by us and exercisable by such holders on the same basis as the public warrants. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the public warrants except that the sponsor warrants may be exercised on a cashless basis.

Redeemable Non-Controlling Interests

In connection with the Acquisition Transaction, 31,350,625 Landcadia Holdco Class B Units were issued to LF LLC, representing 45.9% economic interest with no voting rights. Beginning 180 days after the closing of the Acquisition Transaction, the holder of the Class B Units is entitled to redeem all or a portion of such Class B Units to be settled in cash or shares of Class A Common Stock and as such, these Class B Units are classified as temporary equity in accordance with ASC 480-10-S99-3A and represent a non-controlling interest. The non-controlling interest has been adjusted to redemption value as of December 31, 2020 in accordance with paragraph 15 option b of ASC 480-10-S99-3A. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $617.6 million on December 31, 2020. The redemption value is calculated by multiplying the 31,350,625 Class B Units by the $19.70 trading price of our Class A common stock on December 31, 2020.

Concurrent with future redemptions of the Class B Units, an equal number of shares of the Class B common stock will be cancelled.

Loss per Share

Closing Date
Through
December 31, 2020
Numerator:
Net loss post Acquisition Transaction - diluted	$(32,148)
Net loss post Acquisition Transaction attributable to non-controlling interests	17,350
Net loss post Acquisition Transaction attributable to Class A common shares - basic	$(14,798)

Denominator:
Weighted average shares outstanding - Class A common stock - basic	36,982
Weighted average shares outstanding - Class B Units redeemed	31,351
Weighted average shares outstanding - diluted	68,333

Loss per share:
Basic	$(0.40)
Diluted	$(0.47)

No earnings (loss) per share are presented for periods preceding the Acquisition Transaction as only the Class B common shares would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common shares do not participate our income or loss. Public warrants totaling 10,541,667 and sponsor warrants totaling 5,883,333 were excluded from the computation as inclusion in the period presented would have been anti-dilutive.

11. Commitments and Contingencies

Leases with Affiliates

In connection with the Acquisition Transaction, GNOG LLC entered into office leases with GNAC and Golden Nugget respectively, or their respective affiliates (collectively, the “Office Leases”). The Office Leases provide for annual rent payments of $88,128 for the office space leased in Houston, Texas and $24,252 for the office space leased in Atlantic City, New Jersey, subject to an increase of 10% for any renewal term and market rent increases in the event that GNOG LLC requires the use of additional office space during the term thereof. However, any amounts actually paid by GNOG LLC under the Trademark License Agreement and the A&R Online Gaming Operations Agreement (see Note 12) will be credited against GNOG LLC’s rent obligations under the Office Leases. Consequently, we paid no rent expenses pursuant to these leases during the year ended December 31, 2020. Each Office Lease will have a term of five years. In connection with any renewal of the term of the A&R Online Gaming Operations Agreement (see Note 12), GNOG LLC has an option to renew each Office Lease for the lesser of (i) five years or (ii) the length of the renewed term of the A&R Online Gaming Operations Agreement. Each Office Lease may be terminated by GNOG LLC or the respective landlord upon six months’ notice.

Assuming no amounts are paid under the Trademark License Agreement and the A&R Online Gaming Operations Agreement, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2021	$112
2022	112
2023	112
2024	112
2025	84
Total	$532

Other Contractual Obligations and Contingencies

We have entered into a number agreements for advertising, licensing, market access, technology, and other services. Certain of these agreements have early termination rights that, if exercised, would reduce the aggregate amount of such payable under these commitments. As of December 31, 2020, future minimum payments under these contracts that are non-cancelable are as follows (in thousands):

Year Ending December 31,
2021	$12,479
2022	4,300
2023	2,800
2024	3,400
2025	16,584
Thereafter	5,750
Total	$45,313

Agreement with Danville Development

On November 18, 2020, we entered into a definitive agreement with Danville Development, for market access to the State of Illinois (see Note 12). Pursuant to this agreement, we have committed to cause to be provided a mezzanine loan in the amount of $30.0 million to Danville Development for the development and construction a new Golden Nugget branded casino in Danville, Illinois. This mezzanine loan is currently expected to be fully funded in the fourth quarter of 2021 or the first quarter of 2022.

Employment Agreements

We have entered into employment agreements with two key employees, with original terms of 4 to 5 years. These agreements in the aggregate provide for minimum base cash compensation of $0.7 million and potential severance payments totaling $1.7 million for termination by us without cause, or termination by the employee for good reason, as defined in the agreements. Pursuant to one of the agreements cash payments of $2.5 million will be made to the employee in both 2021 and 2022.

Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

12. Related Party Transactions

Second A&R Intercompany Note

In connection with the Acquisition Transaction, LF LLC and GNOG LLC entered into the Second A&R Intercompany Note, which amended and restated that certain Amended and Restated Intercompany Note, dated December 16, 2020, by LF LLC and GNOG LLC (the “First Intercompany Note”), to continue to act as a guarantee to the credit agreement and provided for, among other things, (a) a reduction in the principal amount outstanding under the First A&R Intercompany Note by $150.0 million, which reduction occurred at closing, and (b) a reduction in the amounts payable thereunder to 6% per annum, to be paid quarterly on the outstanding balance from day to day thereunder. The Second A&R Intercompany Note will continue to provide for a corresponding reduction in the remaining principal amount due and owing thereunder for each payment made under the credit agreement that reduces the principal amount of the loans under the credit agreement. The A&R HoldCo LLC agreement provides for additional issuances of Class B Units and the equivalent number of shares of Class B common stock to LF LLC in consideration of the payments described in clause (b) above to be made by LF LLC to GNOG LLC pursuant to the terms of the Second A&R Intercompany Note, with such payments and equity issuances being treated as capital transactions for accounting purposes. Pursuant to the First Intercompany Note, amounts paid for the year ended December 31, 2020 and recorded as additional capital contributions from the parent of Old GNOG totaled $16.8 million.

Tax Receivable Agreement

In connection with the Acquisition Transaction, we entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with LF LLC. The Tax Receivable Agreement provides for payment to LF LLC in respect of 85% of the U.S. federal, state and local income tax savings allocable to us from Landcadia Holdco and arising from certain transactions, including (a) certain transactions contemplated under the Purchase Agreement and (b) the exchange of LF LLC’s Class B Units for shares of our Class A common stock, par value $0.0001 per share, as determined on a “with and without” basis, and for an early termination payment to LF LLC in the event of a termination with a majority vote of disinterested directors, a material breach of a material obligation, or a change of control, subject to certain limitations, including in connection with available cash flow and financing facilities. Assuming no exchange of LF LLC’s Class B Units pursuant the A&R Holdco LLC Agreement (as defined below), the initial estimated liability under the Tax Receivable Agreement (“TRA liability”) of $23.3 million was recognized in our consolidated balance sheets. Payments for such TRA liability will, subject to certain limitations, including in connection with available cash flow and financing facilities, be made annually in cash and are expected to be funded with tax distributions from Landcadia Holdco. The Tax Receivable Agreement payments will commence in the year following our ability to realize tax savings provided through the transaction and, at this time, are expected to commence in 2025 (with respect to taxable periods ending in 2024). The amount and timing of such Tax Receivable Agreement payments may vary based upon a number of factors. The Tax Receivable Agreement also provides for an accelerated lump sum payment on the occurrence of certain events, among them a change of control. Based upon certain assumptions, it is estimated that such early termination payment could amount to approximately $354.3 million. It is anticipated that such early termination payments may be made from the proceeds of such change of control transaction; however, we may be required to fund such early termination payments from other sources and there can be no assurances that the Company will be able to finance such obligations in a manner that does not adversely affect its working capital or financial conditions.

Trademark License Agreement

In connection with the Acquisition Transaction, we entered into a trademark license agreement (the “Trademark License Agreement”) with Golden Nugget and GNLV, pursuant to which GNLV has granted us an exclusive license to use certain “Golden Nugget” trademarks (and other trademarks related to our business) in connection with operating online real money casino gambling and sports wagering in the U.S. and any of its territories, subject to certain restrictions. The license has a twenty-year term that commenced on the closing date. During the term of the agreement, we have agreed to pay Golden Nugget a monthly royalty payment equal to 3% of Net Gaming Revenue (as defined therein). Upon the tenth and fifteenth anniversary of the effective date of the Trademark License Agreement, the monthly royalty amount payable to GNLV will be adjusted to equal the greater of (i) 3% of Net Gaming Revenue and (ii) the fair market value of the licenses (as determined by an independent appraiser, if necessary).

While the trademarks licensed under the Trademark License Agreement generally will be exclusively licensed to us, in the event that (i) a new market or opportunity becomes available (e.g., pursuant to the legalization of online gaming in another jurisdiction), and (ii) we are unwilling, unable or otherwise fail to pursue such market or opportunity, Golden Nugget will be permitted to pursue such market or opportunity and utilize the trademarks covered by the Trademark License Agreement with respect thereto. For the avoidance of doubt, nothing in the Trademark License Agreement will restrict us (or Golden Nugget) from owning or operating an online-based casino using marks that are not covered by the A&R Trademark License Agreement. We expensed $1.2 million for the year ended December 31, 2020 under this agreement and the predecessor of the A&R Online Gaming Operations Agreement (together referred to as the “Royalty Agreements).” Amounts payable under the Royalty Agreements as of December 31, 2020 is $0.4 million, which included along with other various amounts in paid on our behalf as payable to an affiliate on our consolidated balance sheets.

A&R Online Gaming Operations Agreement

In connection with the Acquisition Transaction, we entered into an amended and restated online gaming operations agreement (the “A&R Online Gaming Operations Agreement”) with GNAC pursuant to which GNAC granted us the right to host, manage, control, operate, support and administer, under GNAC’s land-based casino operating licenses, the Golden Nugget-branded online gaming business, live dealer studio in New Jersey and the third-party operators. In addition, we are responsible for managing, administering and operating GNAC’s online gaming business and providing services to GNAC in connection with the management and administration of certain platform agreements and GNAC is required to provide certain operational and infrastructure services to GNOG LLC in connection with its New Jersey operations. In addition to the 3% royalty payable pursuant to the A&R Trademark License Agreement as described above, we are also obligated to reimburse GNAC for certain expenses incurred by GNAC in connection with the New Jersey online gaming business, such as New Jersey licensing costs, regulatory fees, certain gaming taxes and other expenses incurred by GNAC directly in connection with our operations in New Jersey. The A&R Online Gaming Operations Agreement has a term of five years commencing from April 2020 and is renewable by us for an additional five-year term. The A&R Online Gaming Operations Agreement also provides for, among other things, (a) minimum performance standards under which we are required to operate the Golden Nugget online gaming business, and (b) an arms-length risk allocation framework (including with respect to insurance and indemnification obligations).

Lease Agreements

We lease a portion of the space within the Golden Nugget Atlantic City Hotel & Casino located at 600 Huron Ave, Atlantic City, NJ 08401 (the “Atlantic City Hotel and Casino”) from GNAC for the operation of an online live casino table gaming studio from which live broadcasted casino games are offered to online gaming customers. The lease has a five-year term from April 27, 2020, plus one five-year renewal period.

We also have the right to use certain office and equipment spaces within the Atlantic City Hotel and Casino and GNAC’s headquarters in Houston, Texas, and have entered into new lease agreements with respect to such spaces (see Note 11).

Services Agreement

In connection with the Acquisition Transaction, we terminated our prior shared services agreement and entered into the Services Agreement (together, the “Services Agreements”) with Golden Nugget to provide for the performance of certain services. Pursuant to the Services Agreement entered, GNAC and Golden Nugget have agreed to provide certain services and facilities, including payroll, accounting, financial planning and other agreed upon services, to us from time to time and we have agreed to provide continued management, consulting and administrative services to Golden Nugget’s applicable subsidiary in connection with retail sports wagering conducted and such subsidiary’s brick-and-mortar casino. Under this agreement, each party is responsible for its own expenses and the employer of any shared employee is responsible for such shared employee’s total compensation. We are also obligated to reimburse the party providing the service or facilities at cost. Reimbursements we expensed under the Services Agreements totaled $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018.

Agreement with Danville Development

On November 18, 2020, we entered into a definitive agreement with Danville Development, LLC (“Danville Development”) for market access to the State of Illinois. Danville Development is a joint venture between Wilmot Gaming Illinois, LLC and GN Danville, LLC, a wholly owned subsidiary of Golden Nugget, LLC and an affiliate of ours, formed to build a new Golden Nugget branded casino in Danville, Illinois, pending obtaining all regulatory approvals. GN Danville, LLC will own a 25% equity interest in Danville Development and has an option to purchase the other equity interests in the future at a price to be determined pursuant to definitive agreement. The definitive agreement has a term of 20 years and requires us to pay Danville Development a percentage of its online net gaming revenue, subject to minimum royalty payments over the term. In addition, under the definitive agreement, we hold the exclusive right to offer online sports wagering and, if permitted by law in the future, online casino wagering. We have committed to cause to be provided a mezzanine loan in the amount of $30.0 million to Danville Development, which will indirectly benefit GN Danville, LLC, for the development and construction of the casino.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable than might have been obtained from unaffiliated third parties.

Tax sharing Agreement

Prior to the closing of the Acquisition Transaction, we were subject to a tax sharing agreement with the parent of Old GNOG. Amounts owed under the tax sharing agreement as of December 31, 2020 were $2.2 million included in payable to an affiliate on our consolidated balance sheets.

13. Subsequent Events

We have evaluated subsequent events through March 31, 2021, which is the date our financial statements were issued.

On February 4, 2021 we announced that we would redeem all of our outstanding public warrants to purchase shares of our Class A common stock that were issued under the warrant agreement dated May 6, 2019, by and between us and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent, and that remain outstanding following 5:00 p.m. New York City time on March 8, 2021 for a redemption price of $0.01 per warrant. Warrants that were issued under the Warrant Agreement in a private placement and held by the founders of the Company were not subject to this redemption.

Under the terms of the Warrant Agreement, we were entitled to redeem all of our outstanding public warrants for $0.01 per public warrant if the reported closing price of our common stock was at least $18.00 per share on each of twenty trading days within a thirty-trading day period ending on the third trading day prior to the date on which a notice of redemption is given. This performance threshold was achieved following the market close on January 28, 2021.

A total of 9,584,227 warrants were exercised through March 8, 2021 for proceeds of $110.2 million.

On February 24, 2021, we announced that we had entered into a definitive agreement with Tioga Downs Race Track, LLC. ("Tioga Downs") for future online gaming market access in the state of New York, subject to legislation, regulatory approval, license eligibility and availability. This agreement gives us market access to the state of New York for online casino wagering under a Tioga Downs' license, regulations permitting. As part of the 20-year agreement, we will pay Tioga Downs, one of only seven commercial and tribal casinos in the state, a percentage of our net gaming revenue, which will be subject to minimum royalty payments for the duration of the term.

On March 16, 2021, we announced that we had secured an online sports betting temporary permit in Virginia.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges
	Beginning	to Costs			Balance at
	of Period	and Expenses	Deductions	Other (1)	End of Period
Year Ended December 31, 2020:
Valuation allowance for deferred taxes	$-	$-	$-	$67,386	$67,386

(1) Amount relates to valuation allowance established on deferred tax assets related to the completion of the Acquisition Transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm, as permitted by the SEC (Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations) for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the acquisition and the date of the management’ assessment of internal control over financial reporting. As discussed in this Annual Report on Form 10-K, on December 29, 2020 we completed the acquisition of GNOG LLC pursuant to a purchase agreement, dated June 28, 2020 (as amended on September 17, 2020 and December 20, 2020) by and among the Company, Landcadia Holdco, LF LLC and GNOG Holdco. Prior to the acquisition, we were a special purpose acquisition company that was formed for the purpose of effecting a merger or business combination. Therefore, any previously-existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because our operations prior to the acquisition were insignificant as compared to those of the consolidated entity post-acquisition. The design of the Company’s internal control over financial reporting since the acquisition of GNOG LLC has required and will continue to require significant time and resources from management and other personnel. As a result, our management was not able, without incurring significant and unreasonable effort, time or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2020.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Additionally, as an Emerging Growth Company and a Smaller Reporting Company, we are not required to provide an attestation report on the internal controls over financial reporting by our independent registered public accounting firm.

Limitations on the Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.

Our board of directors has adopted a Code of Conduct, which applies to all our officers and employees. A copy of the Code of Conduct is available on our website at http://www.gnoginc.com. Stockholders may also request a printed copy of either Code of Conduct, free of charge, by contacting us at Golden Nugget Online Gaming, Inc.,1510 West Loop S, Houston, Texas 77027 or by telephone at (713) 386-8359 or by emailing investors@gnoginc.com. Any waiver of any of the codes of conduct for executive officers or directors may be made only by our Board or a Board committee to which the Board has delegated that authority and will be promptly disclosed to our stockholders as required by applicable United States federal securities laws and the corporate governance rules of Nasdaq. Amendments to the Code of Conduct must be approved by our Board and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which will be filed with the SEC within 120 business days of December 31, 2020.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

(b)	Financial Statement Schedules. No schedules are required.

(c)	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1 +	Purchase Agreement, dated as of June 28, 2020, by and among the Company, LHGN HoldCo, LLC, Golden Nugget Online Gaming, Inc., GNOG Holdings, LLC and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on June 29, 2020).

2.2	Amendment to the Purchase Agreement, dated as of September 17, 2020, by and among Landcadia Holdings II, Inc., LHGN HoldCo, LLC, Golden Nugget Online Gaming, Inc., GNOG Holdings, LLC and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on September 22, 2020).

2.3	Second Amendment to the Purchase Agreement, dated as of December 20, 2020, by and among Landcadia Holdings II, Inc., LHGN HoldCo, LLC, Golden Nugget Online Gaming, LLC, GNOG Holdings, LLC and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on December 21, 2020).

3.1	Fourth Amended and Restated Certificate of Incorporation of Golden Nugget Online Gaming, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

3.2	Amended and Restated Bylaws of Golden Nugget Online Gaming, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

4.1	Warrant Agreement, dated May 6, 2019, between the Company and Continental Stock Transfer &Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company on May 9, 2019).

4.2 *	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1	Amended and Restated Limited Liability Company Agreement of LHGN HoldCo, LLC, dated as of December 29, 2020, by and among the Company, Landry’s Fertitta, LLC and the other members party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.2	Tax Receivable Agreement, dated as of December 29, 2020, by and among the Company, LHGN HoldCo, LLC and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.3	Amendment to Letter Agreement, dated as of December 29, 2020, by and among the Company, Tilman J. Fertitta, Jefferies Financial Group Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.4	Amended and Restated Registration Rights Agreement, dated as of December 29, 2020, by and among the Company, Jefferies Financial Group Inc., Tilman J. Fertitta, Landry’s Fertitta, LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.5	Second Amended and Restated Intercompany Note, dated as of December 29, 2020, between the Company and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.6	Trademark License Agreement, dated as of December 29, 2020, by and among Golden Nugget, LLC, GNLV, LLC and Golden Nugget Online Gaming, LLC (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.7	Amended and Restated Online Gaming Operations Agreement, dated as of December 29, 2020, by and between Golden Nugget Online Gaming, LLC and Golden Nugget Atlantic City, LLC (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.8	Sponsor Forfeiture and Call-Option Agreement, dated as of June 28, 2020, by and between the Company and Jefferies Financial Group, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on June 29, 2020).

10.9#	Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.10#	Employment Agreement, dated as of December 29, 2020, by and between GNOG LLC and Thomas Winter (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.11#	Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan Restricted Stock Unit Award Agreement for Thomas Winter (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.12#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.13	Letter Agreement, dated as of May 6, 2019, by and among the Company, Tilman J. Fertitta, Richard Handler, Richard H. Liem, Steven L. Scheinthal, Nicholas Daraviras, G. Michael Stevens, Michael Chadwick, Jefferies Financial Group Inc. and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 9, 2019).

10.14	Letter Agreement, dated as of May 12, 2020, by and between the Company and Scott Kelly (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 14, 2020).

10.15 +	First Amendment to Credit Agreement, dated as of June 12, 2020, by and among Golden Nugget Online Gaming, Inc., Landry’s Fertitta, LLC, Jefferies Finance LLC and the other parties thereto (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.16	Second Amendment to Credit Agreement, dated as of June 29, 2020, by and among Golden Nugget Online Gaming, Inc., Jefferies Finance LLC and the other parties thereto (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.17 ^	Online Gaming Operations Agreement, dated as of November 18, 2020, by and between Golden Nugget Online Gaming, Inc. and Danville Development, LLC (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.18*#	Form of Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan Restricted Stock Unit Award Agreement.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

24.1	Power of Attorney (included on the signature page to this annual report).

31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(d) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(d) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail.

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

^	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. 10K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Nugget Online Gaming, Inc.

By:	/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta
Chairman of the Board and Chief Executive Officer

Date: March 31, 2021

POWER OF ATTORNEY

Each of the undersigned, whose signature appears below, hereby constitutes and appoints Michael Harwell and Steven L. Scheinthal, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this registration statement and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or appropriate to be done with respect to this registration statement or any amendments hereto in the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Tilman J. Fertitta	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Tilman J. Fertitta

/s/Michael J. Harwell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2021
Michael J. Harwell

/s/Richard H. Liem	Director	March 31, 2021
Richard H. Liem

/s/Steven L. Scheinthal	Director	March 31, 2021
Steven L. Scheinthal

/s/G. Michael Stevens	Director	March 31, 2021
G. Michael Stevens

/s/Michael Chadwick	Director	March 31, 2021
Michael Chadwick

/s/ Scott Kelly	Director	March 31, 2021
Scott Kelly