Form 10-K/A
period 2020-12-31
Golden Nugget Online Gaming, Inc.
filed 2021-05-13
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K/A to the extent stated herein. Such proxy statement was filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

EXPLANATORY NOTE

Golden Nugget Online Gaming, Inc. (formerly known as Landcadia Holdings II, Inc., “GNOG” or the “Company”) is filing this Amendment No.1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original 10-K”). The restatement includes the Company’s financial statements and accompanying notes for the period ending December 31, 2020 and reflects a change in accounting for our warrants, which were initially recorded as a component of equity. The Company recently evaluated the terms of its warrants and determined such warrants should be classified as a derivative liabilities measured at fair value, with the changes in fair value each period reported in earnings in accordance with GAAP. The following items have been amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules.

On April 12, the SEC issued a statement regarding accounting and reporting considerations for warrants issued by special purpose acquisition companies titled, “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). As a result of that SEC Staff Statement, the Company’s management reviewed its warrants in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity. ASC 815-40 states entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of our warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further, if our Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, both types of warrants have been classified as a derivative liability as discussed above.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, the Company has determined that its disclosure controls and procedures were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original 10-K, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC. Forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K/A (this “Annual Report”) that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements relating to our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “will”, “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report on form 10-K may include, for example, statements about:

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

 ITEM 1A. RISK FACTORS

Our business and investing in our securities involve significant risks, some of which are described below. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this report.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

In addition, as described in Note 2. Restatement of Previously Issued Financial Statements, subsequent to the issuance of our 2020 consolidated financial statements, our management determined there was an error related to the accounting treatment of the warrants previously issued. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

We have developed and are implementing a plan to remediate this material weakness to address the restatement noted above to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. However, we cannot assure you that this will occur within a specific timeframe. This material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our Class A common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, increase the risk of liability arising from litigation based on securities law, and generally materially and adversely impact our business and financial condition.

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

The exercise of warrants for our Class A common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2020, we had warrants to purchase an aggregate of 16,425,000 shares of our Class A common stock outstanding. All of our Public Warrants were exercised or redeemed as of March 8, 2021. To the extent remaining private placement warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the then-existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 10,541,667 public warrants and 5,883,333 private placement warrants which were outstanding as of December 31, 2020, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements, and the notes thereto, included elsewhere in this Annual Report. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Acquisition Transaction

As of May 9, 2019, we were a blank check company formed under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On December 29, 2020, we completed the acquisition transaction and changed our name to Golden Nugget Online Gaming, Inc. The acquisition transaction was accounted for as a reverse recapitalization and the reported amounts from operations prior to the acquisition transaction are those of GNOG LLC. (See Note 4 in the Notes to the Consolidated Financial Statements).

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

Results of Operations

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues
Gaming	$79,919	$47,694	$32,225	67.6%
Other	11,201	7,727	3,474	45.0%
Total revenue	91,120	55,421	35,699	64.4%

Costs and expenses
Labor	9,026	7,102	1,924	27.1%
Gaming taxes	17,238	9,985	7,253	72.6%
Royalty and licenses fees	10,128	5,875	4,253	72.4%
Selling, general and administrative expense	25,909	14,687	11,222	76.4%
Acquisition Transaction related expenses	4,137	-	4,137	n/a
Depreciation and amortization	190	135	55	40.7%
Total operating costs and expenses	66,628	37,784	28,844	76.3%
Operating income	24,492	17,637	6,855	38.9%
Other expense
Interest expense, net	38,492	6	38,486	n/a
Gain on warrant derivatives	(39,586)	-	(39,586)	n/a
Other expense	25,384	-	25,384	n/a
Total other expense	24,290	6	24,284	n/a
Income before income taxes	202	17,631	(17,429)	(98.9)%
Provision for income taxes	(7,651)	5,960	(13,611)	(228.4)%
Net income	7,853	11,671	(3,818)	(32.7)%
Net loss attributable to non-controlling interests	17,350	-	17,350	n/a
Net income attributable to GNOG	$25,203	$11,671	$13,532	115.9%

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

Interest expense. Interest expense for the year ended December 31, 2020 increased by $38.5 million as a result of the $300.0 million term loan credit agreement we entered into on April 28, 2020. We also repaid $150.0 principal balance of the term loan in connection with the December 29, 2020 closing of the Acquisition Transaction. In connection with this repayment, $8.3 million in unamortized discount and loan origination coasts were expensed as interest expense. Proceeds received from the initial term loan were distributed to LF LLC.

Gain on warrant derivatives. In accordance with ASC 815-40, we classify our warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. The gain on warrant derivatives amounted to $39.6 million for the year ended December 31, 2020 and no such gains were recognized for the year ended December 31, 2019.

Other expense. Other expense consists of prepayment premiums and other related costs associated with the repayment of $150.0 million principal amount of our term loan in conjunction with the December 29, 2020 closing of the Acquisition Transaction.

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

Warrant Derivative Liabilities

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of public warrants include a provision that entitles all warrant holders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our public warrants are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

The sponsor warrants contain provisions that change depending on who holds the warrant. If the sponsor warrants are held by someone other than the initial purchasers or their permitted transferees, the sponsor warrants will be redeemable by us and exercisable by such holders on the same basis as the public warrants. This feature precludes the sponsor warrants from being indexed to our common stock, and thus the warrants are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

Volatility in the value of the public warrants and private may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

As of December 29, 2020, the closing date of the Acquisition Transaction, the value of the public warrants and sponsor warrants was $109.6 million and $106.3 million, respectively. Subsequently we adjusted the liability to fair value at December 31, 2020 and recorded a gain on warrant derivatives of $39.6 million in on our statement of operations. As of December 31, 2020 the fair value of our warrant derivative liabilities totaled $176.4 million.

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

Restatement of Previously Issued Financial Statements

As disclosed in Note 2, the accompanying financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 have been restated to correct an error.

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

Melville, NY
March 31, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 13, 2021

Golden Nugget Online Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,
	2020	2019
	Restated
Assets
Cash and cash equivalents	$77,862	$846
Restricted cash	54,570	38,086
Accounts receivable - trade and other	6,372	4,894
Income taxes receivable	685	-
Other current assets	938	265
Total current assets	140,427	44,091
Property and equipment, net	606	720
Deferred tax assets	34,716	2,370
Other assets, net	2,976	24
Total assets	$178,725	$47,205
Liabilities and Stockholder's Deficit
Liabilities
Accounts payable	$10,061	$3,908
Accrued salary and payroll taxes	2,946	1,976
Accrued gaming and related taxes	16,716	13,697
Payable to an affiliate	2,757	-
Interest payable	54	-
Deferred revenue - current	3,269	2,113
Current portion of long-term debt	-	74
Customer deposits	44,250	29,210
Total current liabilities	80,053	50,978
Long-term debt	141,727	-
Tax receivable agreement liability	23,334	-
Warrant derivative liabilities	176,359	-
Deferred revenue - long-term	5,821	4,612
Total liabilities	427,294	55,590
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	617,607	-
Stockholders' deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding
Class A common stock, $0.0001 par value, 220,000,000 shares authorized, 36,982,320 issued and outstanding	4	-
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 31,350,625 issued and outstanding	3	-
Additional paid-in capital	-	-
Accumulated deficit	(866,183)	(8,385)
Total stockholder's deficit	(866,176)	(8,385)
Total liabilities and stockholder's deficit	$178,725	$47,205

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
	Restated
Revenues
Gaming	$79,919	$47,694	$38,827
Other	11,201	7,727	4,075
Total revenue	91,120	55,421	42,902
Costs and expenses
Labor	9,026	7,102	5,153
Gaming taxes	17,238	9,985	8,378
Royalty and licenses fees	10,128	5,875	4,530
Selling, general and administrative expense	25,909	14,687	12,840
Acquisition Transaction related expenses	4,137	-	-
Depreciation and amortization	190	135	126
Total costs and expenses	66,628	37,784	31,027
Operating income	24,492	17,637	11,875
Other expense
Interest expense, net	38,492	6	8
Gain on warrant derivatives	(39,586)	-	-
Other expense	25,384	-	-
Total other expense	24,290	6	8
Income before income taxes	202	17,631	11,867
Provision for income taxes	(7,651)	5,960	4,708
Net income	7,853	11,671	7,159
Net loss attributable to non-controlling interests	17,350	-	-
Net income attributable to GNOG	$25,203	$11,671	$7,159

Earnings (loss) per share:
Basic	$0.67	n/a	n/a
Diluted	$(0.42)	n/a	n/a
Weighted-average number of common shares outstanding:
Basic	36,982	n/a	n/a
Diluted	76,894	n/a	n/a

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.
Consolidated Statement of Changes in Stockholders’ Deficit
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Note From Old GNOG	Total Stockholder's	Redeemable Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Parent	Deficit	Interests
Balance, December 31, 2017	-	$-	-	$-	$-	$(8,043)	$-	$(8,043)	$-
Net income	-	-	-	-	-	7,159	-	7,159	-
Dividend to parent of Old GNOG	-	-	-	-	-	(8,396)	-	(8,396)	-
Balance, December 31, 2018	-	-	-	-	-	(9,280)	-	(9,280)	-
Net income	-	-	-	-	-	11,671	-	11,671	-
Dividend to parent of Old GNOG	-	-	-	-	-	(10,776)	-	(10,776)	-
Balance, December 31, 2019	-	-	-	-	-	(8,385)	-	(8,385)	-
Net income prior to Acquisition Transaction	-	-	-	-	-	415	-	415	-
Note receivable from parent of Old GNOG	-	-	-	-	-	-	(288,000)	(288,000)	-
Contribution from parent of Old GNOG	-	-	-	-	-	18,712	(1,920)	16,792	-
Dividend to parent of Old GNOG	-	-	-	-	-	(30,542)	-	(30,542)	-
Acquisition Transaction recapitalization	36,982	4	31,351	3	61,385	(288,545)	289,920	62,767	(9,089)
Net income post Acquisition Transaction	-	-	-	-	-	24,788	-	24,788	(17,350)
Stock-based compensation	-	-	-	-	35	-	-	35	-
Adjustment of redeemable non-controlling interests to redemption value	-	-	-	-	(61,420)	(582,626)	-	(644,046)	644,046
Balance, December 31, 2020	36,982	$4	31,351	$3	$-	$(866,183)	-	(866,176)	617,607

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
	Restated
Cash flows from operating activities
Net income	$7,853	$11,671	$7,159
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	190	135	126
Gain on warrant derivative	(39,586)	-	-
Stock-based compensation	35	-	-
Deferred tax expense	(10,050)	269	655
Amortization of debt issuance costs, discounts and other	11,808	-	-
Changes in assets and liabilities, net and other:
Accounts receivable - trade and other	(1,478)	(1,429)	(1,488)
Income taxes receivable	(685)	-	-
Other assets	(3,616)	(13)	(10)
Accounts payable	6,153	1,174	757
Accrued liabilities	4,258	8,876	1,835
Payable to an affiliate	2,757	-	-
Interest payable	54	-	-
Deferred revenue	2,365	(2,711)	6,952
Customer deposits	15,040	17,227	10,376
Net cash (used in) provided by operating activities	(4,902)	35,199	26,362
Cash flows from investing activities
Property and equipment additions	(59)	-	(73)
Net cash used in investing activities	(59)	-	(73)
Cash flows from financing activities
Proceeds from term loan, net of discount	288,000	-	-
Repayment of term loan	(150,000)	-	-
Note from parent of Old GNOG treated as a distribution in the recapitalization	(288,000)	-	-
Payment of equipment loans	(74)	(84)	(62)
Repayment of loan from parent of Old GNOG	-	-	(6,463)
Cash received in the Acquisition Transaction	270,366	-	-
Payment of debt issuance costs	(8,081)	-	-
Dividend to parent of Old GNOG	(30,542)	(10,776)	(8,396)
Contribution from parent of Old GNOG	16,792	-	-
Net cash provided by (used in) financing activities	98,461	(10,860)	(14,921)
Net increase in cash, cash equivalents and restricted cash	93,500	24,339	11,368
Cash, cash equivalents and restricted cash
Beginning of year	38,932	14,593	3,225
End of year	$132,432	$38,932	$14,593

Disclosure of cash, cash equivalents and restricted cash
Cash and cash equivalents	$77,862	$846	$42
Restricted cash	54,570	38,086	14,551
	$132,432	$38,932	$14,593

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$26,713	$6	$8
Non-cash financing activities:
Property and equipment financed by note payable	$-	$30	$-
Accretion on note from parent of Old GNOG	$1,920	$-	$-
Warrant derivative liabilities recognized in the Acquisition Transaction	$215,945	$-	$-

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

Acquisition Transaction

On December 29, 2020 (the “Closing Date”) we completed the acquisition of Golden Nugget Online Gaming, LLC (formerly known as Golden Nugget Online Gaming, Inc., or “Old GNOG”), a New Jersey limited liability company and wholly-owned subsidiary of GNOG Holdco (“GNOG LLC”). The acquisition was completed pursuant to the purchase agreement, dated June 28, 2020 by and among the Company, LHGN HoldCo, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of the Company (“Landcadia Holdco”), Landry’s Fertitta, LLC, a Texas limited liability company (“LF LLC”), GNOG Holdings, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of LF LLC (“GNOG Holdco”), and GNOG LLC. The transactions contemplated by the Purchase Agreement are referred to herein as the “Acquisition Transaction.” The Acquisition Transaction was accounted for as a reverse recapitalization and the reported amounts from operations prior to the Acquisition Transaction are those of Old GNOG (See Note 4).

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

2. Restatement of Previously Issued Financial Statements

The consolidated financial statements for the year ended December 31, 2020 included in the Original 10-K, filed March 31, 2021, have been restated to reflect the fair value of our warrant derivative liabilities, which were initially recorded as a component of equity. We recently evaluated the terms of our warrants and determined such warrants should be classified as a liability measured at fair value, with the changes in fair value each period reported in earnings in accordance with GAAP. Volatility in our Common Stock may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations. As of December 29, 2020, the closing date of the Acquisition Transaction, the value of the public warrants and sponsor warrants was $109.6 million and $106.3 million, respectively. Subsequently we adjusted the liability to fair value at December 31, 2020 and recorded a gain on warrant derivatives of $39.6 million in on our statement of operations. As of December 31, 2020 the fair value of our warrant derivative liabilities totaled $176.4 million.

The following table summarizes the effect of the restatement on each financial statement line item, as indicated (in thousands, except per share amounts):

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2020
Warrant derivative liabilities	$-	$176,359	$176,359
Total liabilities	$250,935	$176,359	$427,294
Accumulated deficit	$(689,824)	$(176,359)	$(866,183)
Total stockholder's deficit	$(689,817)	$(176,359)	$(866,176)

Statement of Operations as of December 31, 2020
Gain on warrant derivatives	$-	$(39,586)	$(39,586)
Total other expense	$63,876	$(39,586)	$24,290
Income (loss) before income taxes	$(39,384)	$39,586	$202
Net income (loss)	$(31,733)	$39,586	$7,853
Net income (loss) attributable to GNOG	$(14,383)	$39,586	$25,203
Income (loss) per share attributable to GNOG:
Basic	$(0.40)	$1.07	$0.67
Diluted	$(0.47)	$0.05	$(0.42)

3. Summary of Significant Accounting Policies

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

Warrant Derivative Liabilities

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of public warrants include a provision that entitles all warrant holders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our public warrants are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

The sponsor warrants contain provisions that change depending on who holds the warrant. If the sponsor warrants are held by someone other than the initial purchasers or their permitted transferees, the sponsor warrants will be redeemable by us and exercisable by such holders on the same basis as the public warrants. This feature precludes the sponsor warrants from being indexed to our common stock, and thus the warrants are classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

Volatility in the value of the public warrants and private may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

As of December 29, 2020, the closing date of the Acquisition Transaction, the value of the public warrants and sponsor warrants was $109.6 million and $106.3 million, respectively. Subsequently we adjusted the liability to fair value at December 31, 2020 and recorded a gain on warrant derivatives of $39.6 million in our statement of operations. As of December 31, 2020 the fair value of our warrant derivative liabilities totaled $176.4 million.

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

Our public warrants and sponsor warrants are carried at fair value as of December 31, 2020. The public warrants are valued using level 1 inputs and the sponsor warrants are valued using level 3 inputs. The fair value of the sponsor warrants is estimated using a modified version of the Black-Scholes option pricing formula for European calls. Specifically, we assumed a term for the sponsor warrants equal to the contractual term from the expected business combination date. We then discounted the resulting value to the valuation date using a risk-free interest rate. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following provides a reconciliation of our warrant derivative liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Level 1	Level 3	Total
Balance at closing of the Acquisition Transaction	$109,633	$106,312	$215,945
Gain on warrant derivatives	(14,758)	(24,828)	(39,586)
Ending balance	$94,875	$81,484	$176,359

The following table provides qualitative information regarding our level 3 fair value measurements:

	December 29,
	2020	December 31,
	(Closing Date)	2020
Stock price	$25.49	$19.70
Strike price	$11.50	$11.50
Public warrant price	$10.40	$9.00
Term (in years)	5.00	4.99
Volatility	65.0%	75.0%
Risk-free rate	0.37%	0.36%
Dividend yield	0.0%	0.0%
Fair value of warrants	$18.07	$13.85

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

4. Acquisition Transaction

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

5. Revenues from Contracts with Customers

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

Significant changes in contract assets and contract liabilities balances during 2020 and 2019 are as follows (in thousands):

	Year ended December 31,
	2020	2019
Decrease due to recognition of revenue	$2,854	$2,712
Increase due to cash received, excluding amounts recognized as revenue	$5,240	$-

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020. The estimated revenue does not include amounts of variable consideration that are constrained (in thousands):

Year Ending December 31,
2021	$3,327
2022	2,633
2023	1,433
2024	571
2025	322
Thereafter	850
Total	$9,136

6. Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$544	$533
Furniture, fixtures and equipment	613	565
	1,157	1,098
Less - accumulated depreciation	(551)	(378)
	$606	$720

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

7. Accrued Liabilities

Accrued gaming and related taxes are comprised of the following (in thousands):

	December 31,
	2020	2019
Gaming related, excluding taxes	$10,046	$9,556
Taxes, other than payroll and income taxes	6,670	4,141
	$16,716	$13,697

8. Long-term Debt

Long-term debt is comprised of the following (in thousands):

	December 31,
	2020	2019
$150.0 million term loan, LIBOR + 12.0% (floor 1.0%), interest only due October 4, 2023	$150,000	$-
Equipment note		74
Less: Deferred debt issuance costs	(3,233)	-
Less: Unamortized discount	(5,040)	-
Total debt, net of unamortized debt issuance costs and discounts	141,727	74
Less: Current portion	-	(74)
Long-term debt	$141,727	$-

On April 28, 2020, we entered into a term loan credit agreement that is guaranteed by our indirect parent, comprised of a $300.0 million interest only term loan due October 4, 2023. Net proceeds received from the term loan of $288.0, net of original issue discount, were sent to the parent of Old GNOG, who issued Old GNOG a note receivable due October 2024 in the same amount, with substantially similar terms as the credit agreement (see Note 13). The note receivable from the parent of Old GNOG was accounted for as contra-equity, similar to a subscription receivable, however in the reverse recapitalization recorded in connection with the Acquisition Transaction, the note receivable from our indirect parent was accounted for as a distribution to the parent of Old GNOG, reducing retained earnings. The term loan was issued at a 4% discount. The term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 12%, with a 1% floor, and interest payments are made quarterly. The term loan is secured by the note receivable which effectively, but indirectly provides pari passu security interest with the Golden Nugget, LLC senior secured credit facility.

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

9. Income Taxes

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 is summarized as follows (in thousands):

	December 31,
	2020	2019	2018
Current:
Federal	$275	$3,315	$2,381
State	2,124	2,376	1,672
Total current income taxes	$2,399	$5,691	$4,053
Deferred:
Federal	$(6,680)	$19	$985
State	(3,370)	250	(330)
Total deferred income taxes	(10,050)	269	655
Provision for income taxes	$(7,651)	$5,960	$4,708

The effective income tax rate for the years ended December 31, 2020, 2019 and 2018, differs from the federal statutory rate as follows:

	December 31,
	2020	2019	2018
Income tax at statutory rate	21.0%	21.0%	21.0%
Non-taxable gain on warrant derivatives	(4,115.4)%	-
Loss attributable to non-controlling interest	1,808.4%	-	-
State tax expense	(837.1)%	12.1%	8.4%
Non-deductible expenses	50.0%	-	-
Change in tax rate	-	-	9.2%
Changes in unrecognized tax benefits	(714.5)%	0.7%	1.1%
Effective tax rate	(3,787.6)%	33.8%	39.7%

Deferred tax assets and liabilities as of December 31, 2020 and 2019 are comprised of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Investment in GNOG, LLC	$96,934	$-
Excess business interest expense	4,965	-
Net operating loss	203	-
Accruals and other	-	2,428
Deferred tax assets, prior to valuation reserve	102,102	2,428
Valuation allowance	(67,386)	-
Deferred tax assets, net of valuation reserve	34,716	2,428

Deferred tax liabilities:
Property and other	-	(58)
Net deferred tax asset	$34,716	$2,370

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

10. Stock-based Compensation

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

11. Stockholder’ Deficit and Earning (Loss) per Share

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

Earnings (Loss) per Share

Closing Date
Through
December 31,
Numerator:	2020
Net income	$7,853
Less: Net income prior to the acquisition transaction	(415)
Less: Net loss attributable to non-controlling interests	17,350
Net income post Acquisition Transaction attributable to Class A common shares - basic	$24,788
Less: Gain on warrant derivatives	(39,586)
Add: Net loss post Acquisition Transaction atributable to non-controlling interests	(17,350)
Net loss post Acquisition Transaction attributable to Class A common shares - diluted	$(32,148)

Denominator:
Weighted average shares outstanding - Class A common stock - basic	36,982
Weighted average shares outstanding - Warrants	8,561
Weighted average shares outstanding - Class B Units redeemed	31,351
Weighted average shares outstanding - diluted	76,894

Earnings (loss) per share:
Basic	$0.67
Diluted	$(0.42)

No earnings (loss) per share are presented for periods preceding the Acquisition Transaction as only the Class B common shares would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common shares do not participate our income or loss. Restricted stock units totaling 1,035,000 and were excluded from the computation as inclusion in the period presented would have been anti-dilutive.

12. Commitments and Contingencies

Leases with Affiliates

In connection with the Acquisition Transaction, GNOG LLC entered into office leases with GNAC and Golden Nugget respectively, or their respective affiliates (collectively, the “Office Leases”). The Office Leases provide for annual rent payments of $88,128 for the office space leased in Houston, Texas and $24,252 for the office space leased in Atlantic City, New Jersey, subject to an increase of 10% for any renewal term and market rent increases in the event that GNOG LLC requires the use of additional office space during the term thereof. However, any amounts actually paid by GNOG LLC under the Trademark License Agreement and the A&R Online Gaming Operations Agreement (see Note 13) will be credited against GNOG LLC’s rent obligations under the Office Leases. Consequently, we paid no rent expenses pursuant to these leases during the year ended December 31, 2020. Each Office Lease will have a term of five years. In connection with any renewal of the term of the A&R Online Gaming Operations Agreement (see Note 13), GNOG LLC has an option to renew each Office Lease for the lesser of (i) five years or (ii) the length of the renewed term of the A&R Online Gaming Operations Agreement. Each Office Lease may be terminated by GNOG LLC or the respective landlord upon six months’ notice.

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

Agreement with Danville Development

On November 18, 2020, we entered into a definitive agreement with Danville Development, for market access to the State of Illinois (see Note 13). Pursuant to this agreement, we have committed to cause to be provided a mezzanine loan in the amount of $30.0 million to Danville Development for the development and construction a new Golden Nugget branded casino in Danville, Illinois. This mezzanine loan is currently expected to be fully funded in the fourth quarter of 2021 or the first quarter of 2022.

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

13. Related Party Transactions

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

We also have the right to use certain office and equipment spaces within the Atlantic City Hotel and Casino and GNAC’s headquarters in Houston, Texas, and have entered into new lease agreements with respect to such spaces (see Note 12).

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

14. Subsequent Events

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm, as permitted by the SEC (Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations) for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the acquisition and the date of the management’ assessment of internal control over financial reporting. As discussed in this Annual Report, on December 29, 2020 we completed the acquisition of GNOG LLC pursuant to a purchase agreement, dated June 28, 2020 (as amended on September 17, 2020 and December 20, 2020) by and among the Company, Landcadia Holdco, LF LLC and GNOG Holdco. Prior to the acquisition, we were a special purpose acquisition company that was formed for the purpose of effecting a merger or business combination. Therefore, any previously-existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because our operations prior to the acquisition were insignificant as compared to those of the consolidated entity post-acquisition. The design of the Company’s internal control over financial reporting since the acquisition of GNOG LLC has required and will continue to require significant time and resources from management and other personnel. As a result, our management was not able, without incurring significant and unreasonable effort, time or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2020, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements”.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K/A in Item 8, titled “Financial Statements and Supplementary Data.”

(b)	Financial Statement Schedules. No schedules are required.

(c)	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K/A.

Exhibit Index

Exhibit Number	Description
2.1 +	Purchase Agreement, dated as of June 28, 2020, by and among the Company, LHGN HoldCo, LLC, Golden Nugget Online Gaming, Inc., GNOG Holdings, LLC and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on June 29, 2020).

2.2	Amendment to the Purchase Agreement, dated as of September 17, 2020, by and among Landcadia Holdings II, Inc., LHGN HoldCo, LLC, Golden Nugget Online Gaming, Inc., GNOG Holdings, LLC and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on September 22, 2020).

2.3	Second Amendment to the Purchase Agreement, dated as of December 20, 2020, by and among Landcadia Holdings II, Inc., LHGN HoldCo, LLC, Golden Nugget Online Gaming, LLC, GNOG Holdings, LLC and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on December 21, 2020).

3.1	Fourth Amended and Restated Certificate of Incorporation of Golden Nugget Online Gaming, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

3.2	Amended and Restated Bylaws of Golden Nugget Online Gaming, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

4.1	Warrant Agreement, dated May 6, 2019, between the Company and Continental Stock Transfer &Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company on May 9, 2019).

4.2 ***	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1	Amended and Restated Limited Liability Company Agreement of LHGN HoldCo, LLC, dated as of December 29, 2020, by and among the Company, Landry’s Fertitta, LLC and the other members party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.2	Tax Receivable Agreement, dated as of December 29, 2020, by and among the Company, LHGN HoldCo, LLC and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.3	Amendment to Letter Agreement, dated as of December 29, 2020, by and among the Company, Tilman J. Fertitta, Jefferies Financial Group Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.4	Amended and Restated Registration Rights Agreement, dated as of December 29, 2020, by and among the Company, Jefferies Financial Group Inc., Tilman J. Fertitta, Landry’s Fertitta, LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.5	Second Amended and Restated Intercompany Note, dated as of December 29, 2020, between the Company and Landry’s Fertitta, LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.6	Trademark License Agreement, dated as of December 29, 2020, by and among Golden Nugget, LLC, GNLV, LLC and Golden Nugget Online Gaming, LLC (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.7	Amended and Restated Online Gaming Operations Agreement, dated as of December 29, 2020, by and between Golden Nugget Online Gaming, LLC and Golden Nugget Atlantic City, LLC (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.8	Sponsor Forfeiture and Call-Option Agreement, dated as of June 28, 2020, by and between the Company and Jefferies Financial Group, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on June 29, 2020).

10.9#	Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.10#	Employment Agreement, dated as of December 29, 2020, by and between GNOG LLC and Thomas Winter (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.11#	Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan Restricted Stock Unit Award Agreement for Thomas Winter (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.12#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.13	Letter Agreement, dated as of May 6, 2019, by and among the Company, Tilman J. Fertitta, Richard Handler, Richard H. Liem, Steven L. Scheinthal, Nicholas Daraviras, G. Michael Stevens, Michael Chadwick, Jefferies Financial Group Inc. and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 9, 2019).

10.14	Letter Agreement, dated as of May 12, 2020, by and between the Company and Scott Kelly (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 14, 2020).

10.15 +	First Amendment to Credit Agreement, dated as of June 12, 2020, by and among Golden Nugget Online Gaming, Inc., Landry’s Fertitta, LLC, Jefferies Finance LLC and the other parties thereto (incorporated by reference to Exhibit 10.15 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.16	Second Amendment to Credit Agreement, dated as of June 29, 2020, by and among Golden Nugget Online Gaming, Inc., Jefferies Finance LLC and the other parties thereto (incorporated by reference to Exhibit 10.16 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.17 ^	Online Gaming Operations Agreement, dated as of November 18, 2020, by and between Golden Nugget Online Gaming, Inc. and Danville Development, LLC (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

10.18*#	Form of Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan Restricted Stock Unit Award Agreement.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

24.1***	Power of Attorney (included on the signature page to the Original Annual Report).

31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(d) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(d) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (vi) related notes to these consolidated financial statements, tagged as blocks of text and in detail.

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

^	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. 10K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Nugget Online Gaming, Inc.

By:	/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta
Chairman of the Board and Chief Executive Officer

Date: May 13, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Tilman J. Fertitta	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 13, 2021
Tilman J. Fertitta

/s/Michael J. Harwell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 13, 2021
Michael J. Harwell

/s/Richard H. Liem	Director	May 13, 2021
Richard H. Liem

/s/Steven L. Scheinthal	Director	May 13, 2021
Steven L. Scheinthal

/s/G. Michael Stevens	Director	May 13, 2021
G. Michael Stevens

/s/Michael Chadwick	Director	May 13, 2021
Michael Chadwick

/s/ Scott Kelly	Director	May 13, 2021
Scott Kelly