Form 10-Q
period 2021-03-31
Golden Nugget Online Gaming, Inc.
filed 2021-05-17
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of May 10, 2021, 46,566,547 shares of Class A common stock, par value $0.0001 per share, and 31,494,175 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements relating to our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “will”, “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

PART I

ITEM 1. FINANCIAL STATEMENTS

Golden Nugget Online Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and cash equivalents	$153,566	$77,862
Restricted cash	55,356	54,570
Accounts receivable - trade and other	9,830	6,372
Income taxes receivable	685	685
Other current assets	866	938
Total current assets	220,303	140,427
Property and equipment, net	572	606
Deferred tax assets	37,661	34,716
Other assets, net	23,081	2,976
Total assets	$281,617	$178,725
Liabilities and Stockholder's Deficit
Liabilities
Accounts payable	$14,278	$10,061
Accrued salary and payroll taxes	4,203	2,946
Accrued gaming and related taxes	16,756	16,716
Payable to an affiliate	3,985	2,757
Interest payable	50	54
Deferred revenue - current	3,139	3,269
Customer deposits	46,334	44,250
Total current liabilities	88,745	80,053
Long-term debt	132,310	141,727
Tax receivable agreement liability	24,517	23,334
Warrant derivative liabilities	51,950	176,359
Deferred revenue - long-term	5,163	5,821
Total liabilities	302,685	427,294
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	425,171	617,607
Stockholders' deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding
Class A common stock, $0.0001 par value, 220,000,000 shares authorized, 46,566,547 and 36,982,320 issued and outstanding	5	4
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 31,350,625 issued and outstanding	3	3
Additional paid-in capital	155,701	-
Accumulated deficit	(601,948)	(866,183)
Total stockholder's deficit	(446,239)	(866,176)
Total liabilities and stockholder's deficit	$281,617	$178,725

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Gaming	$23,066	$14,905
Other	3,683	2,438
Total revenue	26,749	17,343
Costs and expenses
Cost of revenue	12,116	6,745
Advertising and promotion	14,371	2,977
General and administrative	6,077	1,696
Depreciation and amortization	44	34
Total costs and expenses	32,608	11,452
Operating income (loss)	(5,859)	5,891
Other expense (income)
Interest expense, net	5,708	1
Gain on warrant derivatives	(81,091)	-
Other expense	366	-
Total other (income) expense	(75,017)	1
Income before income taxes	69,158	5,890
Provision for income taxes	(478)	1,703
Net income	69,636	4,187
Net loss attributable to non-controlling interests	5,707	-
Net income attributable to GNOG	$75,343	$4,187

Loss per share:
Basic	$1.83	n/a
Diluted	$(0.15)	n/a
Weighted-average number of common shares outstanding:
Basic	41,162	n/a
Diluted	77,053	n/a

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

					Additional		Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests
Balance, December 31, 2020	36,982	$4	31,351	$3	$-	$(866,183)	$(866,176)	$617,607
Net income (loss)	-	-	-	-	-	75,343	75,343	(5,707)
Warrant exercises, net	9,584	1	-	-	153,411	-	153,412	-
Contribution from LF LLC	-	-	-	-	-	-	-	2,163
Stock-based compensation	-	-	-	-	2,290	-	2,290	-
Adjustment of redeemable non-controlling interests to redemption value	-	-	-	-	-	188,892	188,892	(188,892)
Balance, March 31, 2021	46,566	$5	31,351	$3	155,701	(601,948)	(446,239)	425,171

					Additional		Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests
Balance, December 31, 2019	-	$-	-	$-	$-	$(8,385)	$(8,385)	-
Net income	-	-	-	-	-	4,187	4,187	-
Dividend to parent of Old GNOG	-	-	-	-	-	(2,365)	(2,365)	-
Balance, March 31, 2020	-	$-	-	$-	-	(6,563)	(6,563)	-

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$69,636	$4,187
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	44	34
Stock-based compensation	2,290	-
Gain on warrant derivatives	(81,091)	-
Gain on tax receivable liability	(1,256)
Deferred taxes	(478)	2,035
Amortization of debt issuance costs, discounts and other	1,198	-
Changes in assets and liabilities, net and other:
Accounts receivable - trade and other	(3,458)	(757)
Other assets	(20,037)	87
Accounts payable	4,217	617
Accrued liabilities	1,297	(4,457)
Payable to an affiliate	1,228	-
Interest payable	(4)	-
Deferred revenue	(788)	(721)
Customer deposits	2,084	(8,745)
Net cash used in operating activities	(25,118)	(7,720)
Cash flows from investing activities
Property and equipment additions	(6)	-
Net cash used in investing activities	(6)	-
Cash flows from financing activities
Repayment of term loan	(10,615)	-
Payment of equipment loans	-	(23)
Cash received from warrant exercises, net	110,066	-
Contribution from LF, LLC	2,163	-
Dividend to parent of Old GNOG	-	(2,365)
Net cash provided by (used in) financing activities	101,614	(2,388)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,490	(10,108)
Cash, cash equivalents and restricted cash
Beginning of year	132,432	38,932
End of year	$208,922	$28,824

Disclosure of cash, cash equivalents and restricted cash
Cash and cash equivalents	$153,566	$5,179
Restricted cash	55,356	23,645
	$208,922	$28,824

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,687	$1
Non-cash financing activities:
Warrant exercise impact on the tax receivable agreement	$28	$-
Non-cash proceeds on warrant exercises	$43,318	$-

The accompany notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Covid-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments react to the public health crisis. The direct impact on us has been primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land based casinos reopened in July 2020with significant restrictions, which eased over time. However, virus cases began to increase in the fall and winter of 2020 and capacity restrictions were reinstituted. As a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully.

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

Interim Financial Statements

The unaudited consolidated financial statements include all the accounts of GNOG and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K/A filed with the SEC.

In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented. Interim results for the three months ended March 31, 2021 may not be indicative of the results that will be realized for the full year ending December 31, 2021.

Use of Estimates

The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period reported. Management utilizes estimates, including, but not limited to, the useful lives of assets and inputs used to calculate the tax receivable agreement liability. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3.	Revenues from Contracts with Customers

The following table summarizes revenues from contract with customers disaggregated by revenue generating activity (in thousands):

	Three Months Ended March 31,
	2021	2020
Gaming	$23,066	$14,905
Market access and live dealer studio	2,900	1,800
Reimbursables	783	638
Total revenue	$26,749	$17,343

Casino gaming revenue and reimbursable revenue is recognized at a point in time, while market access and live dealer studio revenue are earned over time.

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers (in thousands):

	March 31,	December 31,
	2021	2020
Receivables, which are included in "Accounts receivable - trade and other"	$6,974	$4,703
Contract liabilities (1)	$(8,369)	$(9,136)

(1)	As of March 31, 2021, includes $3.1 million recorded as deferred revenue, $0.1 million of loyalty program liability recorded as accrued gaming and related taxes and $5.2 million recorded as deferred revenue - long-term in our consolidated balance sheets. As of December 31, 2020, includes $3.3 million recorded as deferred revenue – current, $46 thousand of loyalty program liability recorded as accrued gaming and related taxes and $5.8 million recorded as deferred revenue - long-term in our consolidated balance sheets.

Significant changes in contract liabilities balances during 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Decrease due to recognition of revenue	$1,192	$721
Increase due to cash received, excluding amounts recognized as revenue	$425	$6

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021. The estimated revenue does not include amounts of variable consideration that are constrained (in thousands):

Year Ending December 31,
2021	$2,548
2022	2,633
2023	1,433
2024	571
2025	322
Thereafter	862
Total	$8,369

4.	Long-term debt

Long-term debt is comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
$150.0 million term loan, LIBOR + 12.0% (floor 1.0%), interest only due October 4, 2023	$139,385	$150,000
Less: Deferred debt issuance costs	(2,738)	(3,233)
Less: Unamortized discount	(4,337)	(5,040)
Total debt, net of unnamortized debt issuance costs and discounts	132,310	141,727
Less: Current portion	-	-
Long-term debt	$132,310	$141,727

On April 28, 2020, we entered into a term loan credit agreement that is guaranteed by the parent of Old GNOG, comprised of a $300.0 million interest only term loan due October 4, 2023. Net proceeds received from the term loan of $288.0 million, net of original issue discount, were sent to the parent of Old GNOG, who issued Old GNOG a note receivable due October 2024 (as amended and restated following the Acquisition Transaction, the “Second A&R Intercompany Note”) (Note 10) in the same amount, with substantially similar terms as the credit agreement. The Second A&R Intercompany Note was accounted for as contra-equity, similar to a subscription receivable, however in the reverse recapitalization recorded in connection with the Acquisition Transaction, Second A&R Intercompany Note was accounted for as a distribution to the parent of Old GNOG, reducing retained earnings. The term loan was issued at a 4% discount. The term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 12%, with a 1% floor, and interest payments are made quarterly. The term loan is secured Second A&R Intercompany Note which effectively, but indirectly provides pari passu security interest with the Golden Nugget, LLC senior secured credit facility.

In February 2021, we repaid $10.6 million of the term loan and incurred a prepayment premium of $1.6 million which was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $0.2 million in deferred debt issuance costs and $0.4 million in unamortized debt discount as interest expense in our consolidated statement of operations for the three months ended March 31, 2021.

In connection with the Acquisition Transaction, we repaid $150.0 million of the $300.0 million term loan and incurred a prepayment premium of $24.0 million, which along with other related fees and expenses was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $3.3 million in deferred debt issuance costs and $5.0 million in unamortized discount as interest expense in our consolidated statement of operations for the year ended December 31, 2020.

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

5.	Financial Instruments and Fair Value

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

Our public warrants and sponsor warrants were carried at fair value as of December 31, 2020. The public warrants are valued using level 1 inputs and the sponsor warrants are valued using level 3 inputs. All of the public warrants were exercised or redeemed during the three months ended March 31, 2020. The fair value of the sponsor warrants as of December 31, 2020 and March 31, 2021 was estimated using a modified version of the Black-Scholes option pricing formula for European calls. Specifically, we assumed a term for the sponsor warrants equal to the contractual term from the expected business combination date. We then discounted the resulting value to the valuation date using a risk-free interest rate. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following provides a reconciliation of our warrant derivative liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Level 1	Level 3	Total
Balance at beginning of the period	$94,875	$81,484	$176,359
Gain on warrant derivatives	(51,557)	(29,534)	(81,091)
Reclassified to additional paid-in capital upon exercise	(43,318)	-	(43,318)
Ending balance	$-	$51,950	$51,950

The following table provides qualitative information regarding our level 3 fair value measurements:

March 31,
2021
Stock price	$13.50
Strike price	$11.50
Term (in years)	4.75
Volatility	80.0%
Risk-free rate	0.85%
Dividend yield	0.0%
Fair value of warrants	$8.83

The fair value of our long-term debt is determined by Level 1 measurements based on quoted market prices. The fair value and carrying value of our long-term debt as of March 31, 2021 was $159.6 million and $135.0 million, respectively. The fair value and carrying value of our long-term debt as of December 31, 2020 was $171.0 million and $145.0 million, respectively.

6.	Accrued Liabilities

Accrued gaming and related taxes are comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Gaming related, excluding taxes	$7,772	$10,046
Taxes, other than payroll and income taxes	8,984	6,670
	$16,756	$16,716

7.	Stock-based Compensation

In 2020, we adopted the Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan (the “2020 Plan”) providing for common stock-based awards to employees, non-employee directors and consultants. The 2020 Plan permits the granting of various types of awards, including awards of nonqualified stock options, ISOs, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, dividend equivalents, and/or performance compensation awards or any combination of the foregoing. The 2020 Plan provides for an aggregate of 5,000,000 shares of Class A common stock to be delivered; provided that the total number of shares that will be reserved, and that may be issued, under the Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to one percent (1%) of the total outstanding shares of Class A common stock on the last day of the prior calendar year. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of March 31, 2021, approximately 3,506,517 shares were available for future awards.

A summary of compensation cost recognized for stock-based payment arrangements is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Compensation cost recognized:
Restricted stock units	$2,290	$-
	$2,290	$-

We have granted 5 months to 5-year time vested restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of our Class A common stock with no exercise price. The fair value of restricted stock unit awards was determined based on the fair market value of our shares on the grant date. As of March 31, 2021, there was $40.4 million of total unrecognized compensation cost related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the status of our restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2021	1,035,000	$25.49
Granted	828,306	19.75
Vested and converted	-	-
Forfeited/expired	-	-
Outstanding at March 31, 2021	1,863,306	$22.94

No restricted stock units were vested as of March 31, 2021.

8.	Stockholder’ Deficit and Loss per Share

Common Stock

As of March 31, 2021, we had 46,566,547 shares of Class A common stock, par value $0.0001, outstanding of a total of 220,000,000 shares authorized. Holders of Class A common stock are entitled to cast one vote per share of Class A common stock and will share ratably if and when any dividend is declared.

As of March 31, 2021, we had 31,350,625 shares of Class B common stock, par value $0.0001, outstanding of a total of 50,000,000 shares authorized. There is no public market for our Class B common stock. New shares of Class B common stock may be issued only to, and registered in the name of, Mr. Fertitta or his affiliates (including all successors, assigns and permitted transferees) (collectively, the “Permitted Class B Owners”). We may not issue additional shares of Class B common stock other than in connection with the valid issuance of Landcadia Holdco Class B Units in accordance with the A&R HoldCo LLC Agreement to any Permitted Class B Owner. For so long as Mr. Fertitta and his affiliates beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the Closing Date and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the Closing (the “Sunset Event”), holders of Class B common stock are entitled to cast 10 votes per share of Class B common stock. The voting power of the shares held by Mr. Fertitta and his affiliates is subject to an automatic downward adjustment to the extent necessary for the total voting power of all shares of our common stock beneficially held by Mr. Fertitta and his affiliates not to exceed 79.9%. To the extent Mr. Fertitta and his affiliates exchange Landcadia Holdco Class B Units (and a corresponding number of shares of Class B common stock have been cancelled), the number of votes per share of each remaining share of Class B common stock will increase, up to 10 votes per share. In no event will the shares of Class B common stock have more than 10 votes or less than 1 vote per share. Once Mr. Fertitta and his affiliates cease to beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the Closing and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the closing, the holders of the shares of Class B common stock will be entitled to one (1) vote per share. Holders of Class B common stock will not participate in any dividend declared by the board of directors. Beginning 180 days after the closing of the Acquisition Transaction, each holder of Class B Units will be entitled to cause Landcadia Holdco to exchange all or a portion of its Class B Units (upon the surrender of a corresponding number of shares of Class B common stock) for either one share of Class A common stock or, or at our election, in its capacity as the sole managing member of Landcadia Holdco, the cash equivalent of the market value of one share of Class A common stock.

Dividends

During the three months March 31, 2020, we made dividend payments of $2.4 million to the parent of Old GNOG. No dividend payments were made during the three months ended March 31, 2021.

Warrants

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

A total of 9,584,227 warrants were exercised through March 8, 2021 for cash proceeds of $110.2 million. All other public warrants were redeemed on March 8, 2021. The exercised warrants had been accounted for as a derivative liability and carried on our balance sheets at fair value prior to exercise. Upon exercise, the fair value of the derivative liability was reclassified to additional paid-in capital in accordance with ASC 815-40 40-2.

As of March 31, 2021, we had 5,883,333 sponsor warrants outstanding. Each sponsor warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The sponsor warrants were not transferable, assignable or salable until 30 days after the completion of the Acquisition Transaction and they are non-redeemable so long as they are held by the initial purchasers of the sponsor warrants or their permitted transferees. If the sponsor warrants are held by someone other than the initial purchasers or their permitted transferees, the sponsor warrants will be redeemable by us and exercisable by such holders on the same basis as the public warrants. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the public warrants except that the sponsor warrants may be exercised on a cashless basis.

Redeemable Non-Controlling Interests

In connection with the Acquisition Transaction, 31,350,625 Landcadia Holdco Class B Units were issued to LF LLC, representing 45.9% economic interest with no voting rights. Beginning 180 days after the closing of the Acquisition Transaction, the holder of the Class B Units is entitled to redeem all or a portion of such Class B Units, to be settled in cash or shares of Class A Common Stock, at the sole discretion of the Company’s independent Directors. Since the holder of the Class B Units has 79.9% voting control, these Class B Units are classified as temporary equity in accordance with ASC 480-10-S99-3A and represent a non-controlling interest. The non-controlling interest has been adjusted to redemption value as of March 31, 2021 in accordance with paragraph 15 option b of ASC 480-10-S99-3A. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $425.2 million on March 31, 2021. The redemption value is calculated by multiplying the 31,350,625 Class B Units, plus 143,550 Class B Units to be issued in connection with the $2.2 million contribution made by LF LLC on March 31, 2021 by the $13.50 trading price of our Class A common stock on March 31, 2021.

Concurrent with future redemptions of the Class B Units, an equal number of shares of the Class B common stock will be cancelled.

Earnings (Loss) per Share

Three Months Ended
Numerator:	March 31, 2021
Net income	$69,636
Less: Net loss atributable to non-controlling interests	5,707
Net income attributable to GNOG - basic	$75,343
Less: Gain on warrant derivatives	(81,091)
Add: Net loss atributable to non-controlling interests	(5,707)
Net loss attributable to GNOG - diluted	$(11,455)

Denominator:
Weighted average shares outstanding - Class A common stock - basic	41,162
Weighted average shares outstanding - Warrants	4,538
Weighted average shares outstanding - Class B Units redeemed	31,351
Weighted average shares outstanding - RSUs	2
Weighted average shares outstanding - diluted	77,053

Earnings (loss) per share:
Basic	$1.83
Diluted	$(0.15)

No earnings (loss) per share are presented for periods preceding the Acquisition Transaction as only the Class B common shares would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common shares do not participate our income or loss.

9.	Commitments and Contingencies

Leases

In connection with the Acquisition Transaction, GNOG LLC entered into office leases with GNAC and Golden Nugget respectively, or their respective affiliates (collectively, the “Office Leases”). The Office Leases provide for annual rent payments of $88,128 for the office space leased in Houston, Texas and $24,252 for the office space leased in Atlantic City, New Jersey, subject to an increase of 10% for any renewal term and market rent increases in the event that GNOG LLC requires the use of additional office space during the term thereof. However, any amounts actually paid by GNOG LLC under the Trademark License Agreement and the A&R Online Gaming Operations Agreement (see Note 10) will be credited against GNOG LLC’s rent obligations under the Office Leases. Consequently, we paid no rent expenses pursuant to these leases during the three months ended March 31, 2021. Each Office Lease will have a term of five years. In connection with any renewal of the term of the A&R Online Gaming Operations Agreement (see Note 10), GNOG LLC has an option to renew each Office Lease for the lesser of (i) five years or (ii) the length of the renewed term of the A&R Online Gaming Operations Agreement. Each Office Lease may be terminated by GNOG LLC or the respective landlord upon six months’ notice.

We also certain lease computer equipment and other infrastructure used to operate our sports platform.

Assuming no amounts are paid under the Trademark License Agreement and the A&R Online Gaming Operations Agreement, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2021	$156
2022	208
2023	208
2024	120
2025	84
Total	$776

Other Contractual Obligations and Contingencies

We have entered into a number agreements for advertising, licensing, market access, technology, and other services. Certain of these agreements have early termination rights that, if exercised, would reduce the aggregate amount of such payable under these commitments. As of March  31, 2021, future minimum payments under these contracts that are non-cancelable are as follows (in thousands):

Year Ending December 31,
2021	$12,439
2022	4,300
2023	3,800
2024	17,900
2025	20,384
Thereafter	41,550
Total	$100,373

Agreement with Danville Development

On November 18, 2020, we entered into a definitive agreement with Danville Development, for market access to the State of Illinois (see Note 10). Pursuant to this agreement, we have committed to cause to be provided a mezzanine loan in the amount of $30.0 million to Danville Development for the development and construction a new Golden Nugget branded casino in Danville, Illinois. This mezzanine loan is currently expected to be fully funded in the fourth quarter of 2021 or the first quarter of 2022.

Employment Agreements

We have entered into employment agreements with three key employees, with original terms of 4 to 5 years. These agreements in the aggregate provide for minimum base cash compensation of $1.0 million and potential severance payments totaling $1.7 million for termination by us without cause, or termination by the employee for good reason, as defined in the agreements. Pursuant to one of the agreements cash payments of $2.5 million will be made to the employee in both 2021 and 2022.

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

10.	Related Party Transactions

Second A&R Intercompany Note

In connection with the Acquisition Transaction, LF LLC, as maker of the note, and GNOG LLC, as payee, entered into the Second A&R Intercompany Note, which amended and restated that certain Amended and Restated Intercompany Note, dated December 16, 2020, by LF LLC and GNOG LLC (the “First A&R Intercompany Note”). Under the Second A&R Intercompany Note, LF LLC continues to act as a guarantor under the Company’s term loan credit agreement. In addition, the Second A&R Intercompany Note provided for, among other things, (a) a reduction in the principal amount outstanding under the First A&R Intercompany Note by $150.0 million, which reduction occurred at closing of the Acquisition Transaction, and (b) a reduction in the amounts payable thereunder to 6% per annum, to be paid quarterly on the outstanding balance from day to day thereunder. The remaining principal amount due and owing under the Second A&R Intercompany Note will be correspondingly reduced for each payment made under the credit agreement that reduces the principal amount of the loans under the credit agreement. The A&R HoldCo LLC agreement provides for the issuances of Class B Units of GNOG LLC, and the equivalent number of shares of Class B common stock of the Company to LF LLC in consideration of the payments described in clause (b) above that are made by LF LLC to GNOG LLC pursuant to the terms of the Second A&R Intercompany Note, with such payments and equity issuances being treated as capital transactions for accounting purposes. Amounts paid under the Second A&R Intercompany Note for the three months ended March 31, 2021 were $2.2 million.

Tax Receivable Agreement

In connection with the Acquisition Transaction, we entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with LF LLC. The Tax Receivable Agreement provides for payment to LF LLC in respect of 85% of the U.S. federal, state and local income tax savings allocable to us from Landcadia Holdco and arising from certain transactions, including (a) certain transactions contemplated under the Purchase Agreement and (b) the exchange of LF LLC’s Class B Units for shares of our Class A common stock, par value $0.0001 per share, as determined on a “with and without” basis, and for an early termination payment to LF LLC in the event of a termination with a majority vote of disinterested directors, a material breach of a material obligation, or a change of control, subject to certain limitations, including in connection with available cash flow and financing facilities. Assuming no exchange of LF LLC’s Class B Units pursuant the A&R Holdco LLC Agreement (as defined below), the estimated liability under the Tax Receivable Agreement (“TRA liability”) of $24.5 million is recognized in our consolidated balance sheets as of March 31, 2021. Payments for such TRA liability will, subject to certain limitations, including in connection with available cash flow and financing facilities, be made annually in cash and are expected to be funded with tax distributions from Landcadia Holdco. The Tax Receivable Agreement payments will commence in the year following our ability to realize tax savings provided through the transaction and, at this time, are expected to commence in 2025 (with respect to taxable periods ending in 2024). The amount and timing of such Tax Receivable Agreement payments may vary based upon a number of factors. The Tax Receivable Agreement also provides for an accelerated lump sum payment on the occurrence of certain events, among them a change of control. Based upon certain assumptions, it is estimated that such early termination payment could amount to approximately $249.9 million as of March 31, 2021. It is anticipated that such early termination payments may be made from the proceeds of such change of control transaction; however, we may be required to fund such early termination payments from other sources and there can be no assurances that the Company will be able to finance such obligations in a manner that does not adversely affect its working capital or financial conditions.

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

While the trademarks licensed under the Trademark License Agreement generally will be exclusively licensed to us, in the event that (i) a new market or opportunity becomes available (e.g., pursuant to the legalization of online gaming in another jurisdiction), and (ii) we are unwilling, unable or otherwise fail to pursue such market or opportunity, Golden Nugget will be permitted to pursue such market or opportunity and utilize the trademarks covered by the Trademark License Agreement with respect thereto. For the avoidance of doubt, nothing in the Trademark License Agreement will restrict us (or Golden Nugget) from owning or operating an online-based casino using marks that are not covered by the A&R Trademark License Agreement. We expensed $0.5 million for the three months ended March 31, 2021 under this agreement and the predecessor of the A&R Online Gaming Operations Agreement (together referred to as the “Royalty Agreements).” Amounts payable under the Royalty Agreements as of March 31, 2021 are $0.9 million, which included along with other various amounts in paid on our behalf as payable to an affiliate on our consolidated balance sheets. Amounts payable under the Royalty Agreements as of December 31, 2020 are $0.4 million, which included along with other various amounts in paid on our behalf as payable to an affiliate on our consolidated balance sheets.

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

We also have the right to use certain office and equipment spaces within the Atlantic City Hotel and Casino and GNAC’s headquarters in Houston, Texas, and have entered into new lease agreements with respect to such spaces (see Note 9).

Services Agreement

In connection with the Acquisition Transaction, we terminated our prior shared services agreement and entered into the Services Agreement (together, the “Services Agreements”) with Golden Nugget to provide for the performance of certain services. Pursuant to the Services Agreement entered, GNAC and Golden Nugget have agreed to provide certain services and facilities, including payroll, accounting, financial planning and other agreed upon services, to us from time to time and we have agreed to provide continued management, consulting and administrative services to Golden Nugget’s applicable subsidiary in connection with retail sports wagering conducted and such subsidiary’s brick-and-mortar casino. Under this agreement, each party is responsible for its own expenses and the employer of any shared employee is responsible for such shared employee’s total compensation. We are also obligated to reimburse the party providing the service or facilities at cost. Reimbursements we expensed under the Services Agreements totaled $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

Tax sharing Agreement

Prior to the closing of the Acquisition Transaction, we were subject to a tax sharing agreement with the parent of Old GNOG. Amounts owed under the tax sharing agreement as of March 31, 2021 and December 31, 2020 were $2.2 million included in payable to an affiliate on our consolidated balance sheets.

Golden Nugget Online Gaming, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements, and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in “Cautionary Note Regarding Forward-Looking Statements” included herein and “Risk Factors” included in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC.

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

Covid-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments react to the public health crisis. The direct impact on us has been primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land based casinos reopened in July 2020with significant restrictions, which eased over time. However, virus cases began to increase in the fall and winter of 2020 and capacity restrictions were reinstituted. As a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully.

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

Our Operating Costs and Expenses

Cost of Revenue. Cost of revenue includes the gaming taxes that are imposed by the jurisdictions in which we operate, fees paid to platform and content providers, market access and license fees, brand royalties, payment processing fees and related chargebacks, labor and other related costs associated with our live dealer studio and other reimbursable costs incurred.

Advertising and Promotion. Advertising and promotion expense includes costs associated with marketing our product offerings and other related costs incurred to acquire new customers. We use a variety of advertising channels to optimize our marketing spend based on performance and the highest possible returns.

General and Administrative. General and administrative expense includes administrative personnel costs, professional fees related to legal, audit and other consulting expenses, stock-based compensation and insurance costs.

Results of Operations

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues
Gaming	$23,066	$14,905	$8,161	54.8%
Other	3,683	2,438	1,245	51.1%
Total revenue	26,749	17,343	9,406	54.2%
Costs and expenses
Cost of revenue	12,116	6,745	5,371	79.6%
Advertising and promotion	14,371	2,977	11,394	382.7%
General and administrative	6,077	1,696	4,381	258.3%
Depreciation and amortization	44	34	10	29.4%
Total operating costs and expenses	32,608	11,452	21,156	184.7%
Operating income	(5,859)	5,891	(11,750)	(199.5)%
Other expense (income)
Interest expense, net	5,708	1	5,707	n/a
Gain on warrant derivatives	(81,091)	-	(81,091)	n/a
Other expense	366	-	366	n/a
Total other (income) expense	(75,017)	1	(75,018)	n/a
Income before income taxes	69,158	5,890	63,268	1,074.2%
Provision for income taxes	(478)	1,703	(2,181)	(128.1)%
Net income	69,636	4,187	65,449	1,563.1%
Net loss attributable to non-controlling interests	5,707	-	5,707	n/a
Net income attributable to GNOG	$75,343	$4,187	$71,156	1,699.5%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues.

Gaming. Gaming revenues increased $8.2 million, or 54.8%, to $23.1 million from $14.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily the result of higher table game and slot revenue in New Jersey during the current year period and the impact of our launch in Michigan in late January of 2021.

Other. Other revenues increased $1.2 million, or 51.1%, to $3.7 million from $2.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Market access and live dealer studio broadcast revenues increased $1.1 million, or 61.1%, as royalties with existing partners increased and the addition of a new partner when compared to the prior year period. Reimbursable revenues under these arrangements also increased by $0.1 million, or 22.7%.

Operating Costs and Expenses.

Cost of Revenue. Cost of revenue increased $5.4 million, or 79.6%, for the three months ended March 31, 2021 compared to the prior year comparable period as a result of the increase in gaming revenue for the period. Increased gaming taxes and market access fees associated with our launch in Michigan in late January 2021 and brand royalty expense paid to an affiliate which began in May 2020 also increased cost of revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Advertising and Promotion. Advertising and promotion expenses increased $11.4 million, or 382.7%, to $14.4 million from $3.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase from the prior year comparable period is almost entirely attributable to our launch in the Michigan market in late January 2021.

General and Administrative. General and administrative expenses increased $4.4 million, or 258.3%, to $6.1 million from $1.7 million for the prior year comparable period. This increase is due largely to stock-based compensation of $2.3 million during the three months ended March 31, 2021, when there was no stock-based compensation expense in the prior year. Additionally, professional fees for audit services, tax services, legal services and other costs associated with being a public are up significantly over the prior year period.

Interest expense. Interest expense for the three months ended March 31, 2021 was $5.7 million as a result of the $300.0 million term loan credit agreement we entered into on April 28, 2020. We repaid $150.0 principal balance of the term loan in connection with the December 29, 2020 closing of the Acquisition Transaction and repaid an additional $10.6 million in February of 2021. In connection with this repayment during the three months ended March 31, 2021, we expensed $0.6 million in unamortized discount and loan origination costs as interest expense.

Gain on warrant derivatives. In accordance with ASC 815-40, we classify our warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. The gain on warrant derivatives during the three months ended March 31, 2021 amounted to $81.1 million and no such gains were recognized for the three months ended March 31, 2020.

Other expense. Other expense consists of prepayment premiums associated with the repayment of $10.6 million principal amount of our term loan during the three months ended march 31, 2021, partially offset by non-cash gains on the tax receivable agreement during the quarter.

Provision for Income Taxes. The provision for income taxes was a benefit of $0.5 million for the three months ended March 31, 2021 compared to tax expense of $1.7 million for the comparable prior year quarter. This decrease of $2.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, is primarily a result of the decrease in pre-tax taxable income for the period as the gain on the warrant derivative of $81.1 million and the loss attributable to the non-controlling interest for the three months ended March 31, 2021, are not subject to federal or state income tax in our consolidated statements of operations.

Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests represents a 43.4% economic interest in the losses from GNOG LLC for the three months ended March 31, 2021. The non-controlling interests consist of the Class B Units in Landcadia Holdco held by LF LLC that have no voting rights and that are redeemable, together with an equal number of Class B common stock, for either 31,350,625 shares of Class A common stock or an equal value of cash, at our election.

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

Credit Agreement. On April 28, 2020, we entered into a term loan credit agreement that is guaranteed by the parent of Old GNOG, comprised of a $300.0 million interest only term loan due October 4, 2023. Net proceeds received from the term loan of $288.0, net of original issue discount, were sent to the parent of Old GNOG, who issued Old GNOG a note receivable due October 2024 (as amended and restated following the Acquisition Transaction, the “Second A&R Intercompany Note”) (Note 10) in the same amount, with substantially similar terms as the credit agreement. The Second A&R Intercompany Note was accounted for as contra-equity, similar to a subscription receivable, however in the reverse recapitalization recorded in connection with the Acquisition Transaction, Second A&R Intercompany Note was accounted for as a distribution to the parent of Old GNOG, reducing retained earnings. The term loan was issued at a 4% discount. The term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 12%, with a 1% floor, and interest payments are made quarterly. The term loan is secured Second A&R Intercompany Note which effectively, but indirectly provides pari passu security interest with the Golden Nugget, LLC senior secured credit facility.

In February 2021, we repaid $10.6 million of the term loan and incurred a prepayment premium of $1.6 million which was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $0.2 million in deferred debt issuance costs and $0.4 million in unamortized debt discount as interest expense in our consolidated statement of operations for the three months ended March 31, 2021.

In connection with the Acquisition Transaction, we repaid $150.0 million of the $300.0 million term loan and incurred a prepayment premium of $24.0 million, which along with other related fees and expenses was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $3.3 million in deferred debt issuance costs and $5.0 million in unamortized discount as interest expense in our consolidated statement of operations for the year ended December 31, 2020.

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

Outlook.  Considering that we have cash on hand of $153.6 million at March 31, 2021 and based on our current level of operations in New Jersey, we believe that cash on hand and cash generated from warrant exercises and cash generated from our New Jersey operations will be adequate to meet our anticipated obligations under our contracts, debt service requirements, capital expenditures and working capital needs for the next twelve months. However, we cannot be certain that our business will generate sufficient cash flow from operations; that the U.S. economy will continue to grow in 2021 and beyond; that our anticipated earnings projections will be realized; or that future equity offerings or borrowings will be available in the capital markets to enable us to service our indebtedness or to make anticipated capital expenditures. If we expand our business into new markets in the future, our cash requirements may increase significantly and we may need to complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Cash Flows. Net cash used by operating activities was $25.1 million for the three months ended March 31, 2021 compared to $7.7 million used by operating activities for the three months ended March 31, 2020. Factors affecting changes in operating cash flows are similar to those that impact net income, with the exception of non-cash items such as gain on warrant derivatives, stock-based compensation, gains on tax receivable agreement liability, amortization of debt issuance costs and discounts, depreciation and amortization and deferred taxes. Additionally, changes in working capital items such as accounts receivable, accounts payable, accrued liabilities, other assets and customer deposits can significantly affect operating cash flows. Cash flows used by operating activities during the three months ended March 31, 2021 were higher as a result of net income of $69.6 million for the three months ended March 31, 2021 being reduced by non-cash items totaling $79.3 million as compared to net income of $4.2 million for the three months ended March 31, 2020 being increased by non-cash items totaling $2.1 million. Working capital fluctuations further increased cash used in operating activities by $15.5 million for the three months ended March 31, 2021, most notably the increase in other assets, compared to cash used in operating activities of $14.0 million for the three months ended March 31, 2020.

Net cash provided by financing activities was $101.6 million for the three months ended March 31, 2021, compared to $2.4 million of cash used in financing activities for the three months ended March 31, 2020. The main driver of this variance is the $110.1 million in net cash received for warrant exercises offset by the repayment of $10.6 million of the term loan during the three months ended March 31, 2021. Dividends of $2.4 million were paid to the parent of Old GNOG during the comparable period in the prior year.

Critical Accounting Policies

Interim Financial Statements

The unaudited consolidated financial statements include all the accounts of GNOG and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K/A filed with the SEC.

In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented. Interim results for the three months ended March 31, 2021 may not be indicative of the results that will be realized for the full year ending December 31, 2021.

Use of Estimates

The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period reported. Management utilizes estimates, including, but not limited to, the useful lives of assets and inputs used to calculate the tax receivable agreement liability. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

For a complete discussion of our critical accounting policies and accounting estimates, please see our Annual Report for the year ended December 31, 2020.

Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the timing of adopting this guidance and the impact of adoption on its financial position, results of operations and

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may in the future be exposed to certain market risks, including interest rate and financial instrument risks, in the ordinary course of our business. Currently, these risks are not material to GNOG’s financial condition or results of operations, but they may be in the future.

Interest Rate Risk

Total long-term debt at March 31, 2021 included $139.4 million of floating-rate debt that bears interest at LIBOR + 12%, with a 1% floor. As a result, our annual interest cost in 2021 could fluctuate based on short-term interest rate changes. A 10% change in the floating-rate would have no impact on our cash flows due to the 1% floor; however, there are no assurances that possible future rate changes would not impact cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in the Risk Factors section of the Annual Report on Form 10-K/A for the year ended December 31, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden Nugget Online Gaming, Inc.

	By:	/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta
Title: Chief Executive Officer (principal executive officer)

	By:	/s/ Michael Harwell
Name: Michael Harwell
Title: Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: May 17, 2021