Form 10-Q
period 2021-06-30
Golden Nugget Online Gaming, Inc.
filed 2021-08-16
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes ⌧ No

As of August 16, 2021, 46,570,396 shares of Class A common stock, par value $0.0001 per share, and 31,657,545 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “will”, “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	uncertainties as to the timing of the consummation of the DraftKings Merger (as such term is defined herein);
●	the ability of DraftKings Inc. (“DraftKings”) and us to satisfy the conditions to the consummation of the DraftKings Merger, including receipt of required antitrust clearance, regulatory approvals and stockholder approvals for the DraftKings Merger (and the risks that such regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);

●	the risk that the DraftKings Merger disrupts DraftKings’ or our current plans and operations as a result of the announcement and consummation of the DraftKings Merger;
●	the occurrence of events that may give rise to a right of DraftKings or us to terminate the Merger Agreement (as such term is defined herein);

●	the possibility that, following the consummation of the DraftKings Merger, costs or difficulties related to the integration of our and DraftKings’ operations will be greater than expected;

●	the risk that stockholder litigation in connection with the DraftKings Merger may affect the timing or the ability of the parties to consummate the DraftKings Merger or result in significant costs of defense, indemnification and liability;

●	failure to otherwise close or realize the anticipated benefits of the DraftKings Merger, including as a result of integrating the businesses;

●	our ability to maintain the listing of our shares of Class A common stock on the Nasdaq Stock Market LLC (“Nasdaq”);

●	our ability to raise financing in the future;

●	our success in retaining or recruiting officers, key employees or directors;

●	factors relating to our future business, operations and financial performance, including:

●	our inability to compete with other forms of entertainment for consumers’ discretionary time and income;

●	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global COVID-19 pandemic and reductions in discretionary consumer spending, among others;

●	our inability to attract and retain users;

●	our inability to profitably expand into new markets;

●	changes in applicable laws or regulations;

●	the failure of third-party service providers to perform services and protect intellectual property rights required for the operation of GNOG’s business;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other factors detailed herein under the sections entitled “Risk Factors.”

Forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

2

PART I

ITEM 1. FINANCIAL STATEMENTS

Golden Nugget Online Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and cash equivalents	$146,016	$77,862
Restricted cash	58,063	54,570
Accounts receivable - trade and other	9,818	6,372
Income taxes receivable	685	685
Other current assets	750	938
Total current assets	215,332	140,427
Property and equipment, net	827	606
Deferred tax assets	38,957	34,716
Other assets, net	22,723	2,976
Total assets	$277,839	$178,725
Liabilities and Stockholder's Deficit
Liabilities
Accounts payable	$16,199	$10,061
Accrued salary and payroll taxes	2,678	2,946
Accrued gaming and related taxes	27,892	16,716
Payable to an affiliate	2,601	2,757
Interest payable	50	54
Deferred revenue - current	3,816	3,269
Customer deposits	37,328	44,250
Total current liabilities	90,564	80,053
Long-term debt	132,941	141,727
Tax receivable agreement liability	24,243	23,334
Warrant derivative liabilities	43,066	176,359
Deferred revenue - long-term	4,505	5,821
Total liabilities	295,319	427,294
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	403,950	617,607
Stockholders' deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding
Class A common stock, $0.0001 par value, 220,000,000 shares authorized, 46,570,396 and 36,982,320 issued and outstanding	5	4
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 31,657,545 and 31,350,625 issued and outstanding	3	3
Additional paid-in capital	158,740	—
Accumulated deficit	(580,178)	(866,183)
Total stockholders' deficit	(421,430)	(866,176)
Total liabilities and stockholders' deficit	$277,839	$178,725

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
Gaming	$28,028	$22,047	$51,094	$36,952
Other	3,663	2,773	7,346	5,211
Total revenue	31,691	24,820	58,440	42,163
Costs and expenses
Cost of revenue	14,745	9,944	26,861	16,689
Advertising and promotion	16,507	4,609	30,878	7,586
Selling, general and administrative expense	7,325	1,765	13,402	3,461
Depreciation and amortization	40	49	84	83
Total costs and expenses	38,617	16,367	71,225	27,819
Operating income (loss)	(6,926)	8,453	(12,785)	14,344
Other expense (income)
Interest expense, net	5,095	7,765	10,803	7,766
Gain on warrant derivatives	(8,884)	—	(89,975)	—
Other expense	66	—	432	—
Total other expense (income)	(3,723)	7,765	(78,740)	7,766
Income (loss) before income taxes	(3,203)	688	65,955	6,578
Provision for income taxes	(1,638)	587	(2,116)	2,290
Net income (loss)	(1,565)	101	68,071	4,288
Net loss attributable to non-controlling interests	4,829	—	10,536	—
Net income attributable to GNOG	$3,264	$101	$78,607	$4,288

Earnings (loss) per share:
Basic	$0.07	n/a	$1.79	n/a
Diluted	$(0.13)	n/a	$(0.28)	n/a
Weighted-average number of common shares outstanding:
Basic	46,593	n/a	43,879	n/a
Diluted	78,987	n/a	78,020	n/a

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

					Additional		Note	Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	From Parent of	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Old GNOG	Deficit	Interests
Balance, March 31, 2021	46,566	$5	31,351	$3	$155,701	$(601,948)	$—	$(446,239)	$425,171
Net income (loss)	—	—	—	—	—	3,264	—	3,264	(4,829)
Contribution from LF LLC	—	—	307	—	—	—	—	—	2,114
RSUs vested	4	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,039	—	—	3,039	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	18,506	—	18,506	(18,506)
Balance, June 30, 2021	46,570	5	31,658	3	158,740	(580,178)	—	(421,430)	403,950

					Additional		Note	Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	From Parent of	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Old GNOG	Deficit	Interests
Balance, March 31, 2020	—	$—	—	$—	$—	$(6,563)	$—	$(6,563)	$—
Net income	—	—	—	—	—	101	—	101	—
Note receivable from parent of Old GNOG	—	—	—	—	—	—	(288,000)	(288,000)	—
Contribution from parent of Old GNOG	—	—	—	—	—	7,411	(478)	6,933	—
Dividend to parent of Old GNOG	—	—	—	—	—	(11,666)	—	(11,666)	—
Balance, June 30, 2020	—	—	—	—	—	(10,717)	(288,478)	(299,195)	—

					Additional		Note	Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	From Parent of	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Old GNOG	Deficit	Interests
Balance, December 31, 2020	36,982	$4	31,351	$3	$—	$(866,183)	$—	$(866,176)	$617,607
Net income (loss)	—	—	—	—	—	78,607	—	78,607	(10,536)
Warrant exercises, net	9,584	1	—	—	153,411	—	—	153,412	—
Contribution from LF LLC	—	—	307	—	—	—	—	—	4,277
RSUs vested	4	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,329	—	—	5,329	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	207,398	—	207,398	(207,398)
Balance, June 30, 2021	46,570	5	31,658	3	158,740	(580,178)	—	(421,430)	403,950

					Additional		Note	Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	From Parent of	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Old GNOG	Deficit	Interests
Balance, December 31, 2019		$—	—	$—	$—	$(8,385)	$—	$(8,385)	$—
Net income	—	—	—	—	—	4,288	—	4,288	—
Note receivable from parent of Old GNOG	—	—	—	—	—	—	(288,000)	(288,000)	—
Contribution from parent of Old GNOG	—	—	—	—	—	7,411	(478)	6,933	—
Dividend to parent of Old GNOG	—	—	—	—	—	(14,031)	—	(14,031)	—
Balance, June 30, 2020	—	—	—	—	—	(10,717)	(288,478)	(299,195)	—

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities
Net income	$68,071	$4,288
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	84	83
Stock-based compensation	5,329	—
Gain on warrant derivative	(89,975)	—
Gain on tax receivable liability	(1,190)	—
Deferred tax provision	(2,116)	(1,302)
Amortization of debt issuance costs, discounts and other	3,451	831
Changes in assets and liabilities, net and other:
Accounts receivable - trade and other	(3,446)	(2,201)
Other assets	(19,565)	51
Accounts payable	6,138	4,318
Accrued liabilities and other	10,908	1,935
Payable to an affiliate	(156)	—
Interest payable	(4)	6,933
Deferred revenue	(769)	3,799
Customer deposits	(6,922)	(6,887)
Net cash (used in) provided by operating activities	(30,162)	11,848
Cash flows from investing activities
Property and equipment additions	(299)	—
Net cash used in investing activities	(299)	—
Cash flows from financing activities
Proceeds from term loan, net of discount	—	288,000
Repayment of term loan	(12,237)	—
Note from parent of Old GNOG treated as a distribution in the recapitalization	—	(288,000)
Payment of equipment loans	—	(45)
Cash received from warrant exercises, net	110,068	—
Contribution from LF, LLC	4,277	—
Dividend to parent of Old GNOG	—	(14,031)
Net cash provided by (used in) financing activities	102,108	(14,076)
Net increase (decrease) in cash, cash equivalents and restricted cash	71,647	(2,228)
Cash, cash equivalents and restricted cash
Beginning of year	132,432	38,932
End of year	$204,079	$36,704

Disclosure of cash, cash equivalents and restricted cash
Cash and cash equivalents	$146,016	$9,411
Restricted cash	58,063	27,293
	$204,079	$36,704

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,268	$1
Non-cash financing activities:
Accretion on note from parent of Old GNOG	$—	$478
Contribution receivable from parent of Old GNOG	$—	$6,933
Warrant exercise impact on the tax receivable agreement	$26	$—
Non-cash proceeds on warrant exercises	$43,318	$—

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

Acquisition Transaction

On December 29, 2020 (the “Closing Date”) we completed the acquisition of Golden Nugget Online Gaming, LLC (formerly known as Golden Nugget Online Gaming, Inc., or “Old GNOG”), a New Jersey limited liability company and wholly-owned subsidiary of GNOG Holdco (“GNOG LLC”). The acquisition was completed pursuant to the purchase agreement, dated June 28, 2020 (the “Purchase Agreement”) by and among the Company, LHGN HoldCo, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of the Company (“Landcadia Holdco”), Landry’s Fertitta, LLC, a Texas limited liability company (“LF LLC”), GNOG Holdings, LLC, a Delaware limited liability company and newly formed, wholly-owned subsidiary of LF LLC (“GNOG Holdco”), and GNOG LLC. The transactions contemplated by the Purchase Agreement are referred to herein as the “Acquisition Transaction.” The Acquisition Transaction was accounted for as a reverse recapitalization and the reported amounts from operations prior to the Acquisition Transaction are those of Old GNOG.

Following the Acquisition Transaction, we operate as an umbrella partnership C-corporation, or “Up-C,” meaning that substantially all of our assets are held indirectly through Golden Nugget Online Gaming LLC (“GNOG LLC”), our indirect subsidiary, and our business is conducted through GNOG LLC.

DraftKings Merger

On August 9, 2021, the Company,  DraftKings Inc., a Nevada corporation (“DraftKings”), New Duke Holdco, Inc., a Nevada corporation and a wholly owned subsidiary of DraftKings (“New DraftKings”), Duke Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of New DraftKings (“Duke Merger Sub”), and Gulf Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of New DraftKings (“Gulf Merger Sub” and, together with Duke Merger Sub, the “Merger Subs”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which DraftKings will, among other things, acquire all of the Company’s issued and outstanding shares of common stock (the “GNOG Shares”).  The transactions contemplated by the Merger Agreement and the other related transactions are referred to herein as the “DraftKings Merger”.

On the terms and subject to the conditions set forth in the Merger Agreement, (a) at the Duke Effective Time (as defined in the Merger Agreement), Duke Merger Sub will be merged with and into DraftKings in accordance with the Nevada Revised Statutes (the “NRS”), with DraftKings becoming the surviving corporation (the “Duke Surviving Corporation”) and (b) at the Gulf Effective Time (as defined in the Merger Agreement), Gulf Merger Sub will be merged with and into the Company in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), with the Company becoming the surviving corporation (the “Gulf Surviving Corporation”, and together with the Duke Surviving Corporation, collectively the “Surviving Corporations”). In connection with the DraftKings Merger, certain affiliates of Tilman Fertitta will consummate certain reorganization transactions to allow LGHN HoldCo, LLC to become a wholly-owned subsidiary of the Company following the consummation of the DraftKings Merger.

The Merger Agreement provides that upon the consummation of the DraftKings Merger, each holder of GNOG Shares (each, a “GNOG Shareholder”) will receive 0.365 (the “Exchange Ratio”) of a share of New DraftKings Class A common stock (the “New DraftKings Class A Common Stock”) for each GNOG Share issued and outstanding immediately prior to the Gulf Effective Time, other than any Excluded Shares (as defined in the Merger Agreement).

Each share of DraftKings Class A common stock (“DraftKings Class A Common Stock”) issued and outstanding immediately prior to the Duke Effective Time will be cancelled, cease to exist and be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class A Common Stock and each share of DraftKings Class B common stock issued and outstanding immediately prior to the Duke Effective Time shall be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class B common stock.

            At the Gulf Effective Time, each outstanding restricted stock unit (a “GNOG RSU”) issued by the Company will automatically and without any required action on the part of the holder thereof vest, then be cancelled and thereafter only entitle the holder of such GNOG RSU to receive (without interest) a number of shares of New DraftKings Class A Common Stock equal to (x) the product obtained by multiplying (i) the number of GNOG Shares subject to such GNOG RSU immediately prior to the Gulf Effective Time by (ii) the Exchange Ratio, less (y) a number of shares of New DraftKings Class A Common Stock equal to the applicable taxes required to be withheld with respect to such GNOG RSU settlement.

At the Gulf Effective Time, each outstanding warrant issued by the Company (“Private Placement Warrant”) to purchase shares of the Company’s Class A common stock (“GNOG Class A Common Stock”) will automatically and without any required action on the part of the holder convert into a warrant to purchase a number of New DraftKings Class A Common Stock equal to the product of (x) the number of shares of GNOG Class A Common Stock subject to such Private Placement Warrant immediately prior to the Gulf Effective Time multiplied by (y) the Exchange Ratio, and the exercise price of such Private Placement Warrant will be determined by dividing (1) the per share exercise price of such Private Placement Warrant immediately prior to the Gulf Effective Time by (2) the Exchange Ratio.

The DraftKings Merger is expected to be a tax-deferred transaction to the Company’s stockholders and warrant holders, and the closing of the DraftKings Merger is conditioned on the receipt of a tax opinion to such effect.

The DraftKings Merger is expected to close in the first quarter of 2022, subject to the satisfaction or waiver of certain conditions, including, among others, (1) receipt of approval from the Company’s stockholders, (2) receipt of DraftKings stockholder approval, (3) authorization for listing on Nasdaq of shares of New DraftKings Class A Common Stock issuable pursuant to the DraftKings Merger upon official notice of issuance, (4) expiration or early termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, (5) receipt of all requisite gaming approvals by the Company and DraftKings in connection with the DraftKings Merger, (6) absence of any law or governmental order that is in effect and restrains, enjoins, makes illegal or otherwise prohibits the consummation of the DraftKings Merger, and (7) the Registration Statement on Form S-4 becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”).

In addition, the obligation of the Company to consummate the DraftKings Merger is subject to the satisfaction or waiver of certain additional conditions, including, among others, the absence, since the date of the Merger Agreement, of any effect, event, development, change, state of facts, condition, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Parent Material Adverse Effect (as defined in the Merger Agreement). The obligation of DraftKings to consummate the DraftKings Merger is subject to the satisfaction or waiver of certain additional conditions, including, among others, (1) the absence, since the date of the Merger Agreement, of any effect, event, development, change, state of facts, condition, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement), (2) all Company Material Licenses (as defined in the Merger Agreement) being in full force and effect, and (3) the Commercial Agreement (as defined in the Merger Agreement) being in full force and effect.

Related Agreements

Concurrently with the execution of the Merger Agreement, DraftKings entered into a support and registration rights agreement (the “Support Agreement”) with New DraftKings, Tilman J. Fertitta (“Fertitta”), Fertitta Entertainment, Inc., a Texas corporation (“FEI”), Landry’s Fertitta, LLC, a Texas limited liability company (“Landry’s Fertitta”), Golden Landry’s LLC, a Texas limited liability company (“Golden Landry’s”) and Golden Fertitta, LLC, a Texas limited liability company (“Golden Fertitta” and together with Fertitta, FEI, Landry’s Fertitta and Golden Landry’s, the “Fertitta Parties”), pursuant to which the Fertitta Parties agreed (i) not to transfer the New DraftKings

Class A Common Stock that the Fertitta Parties will receive in the DraftKings Merger prior to the first anniversary of the closing of the DraftKings Merger, and (ii) from the date of the Support Agreement to the five-year anniversary of the closing of the DraftKings Merger, not to engage in a Competing Business (as defined in the Support Agreement). New DraftKings agreed to provide the Fertitta Parties with shelf registration rights with respect to New DraftKings Class A Common Stock and warrants to purchase New DraftKings Class A Common Stock that the Fertitta Parties will receive in connection with the DraftKings Merger. In addition, the Fertitta Parties have agreed to execute (and cause its affiliates to execute) all such agreements and take such action as required to waive the obligations of all Fertitta Parties to make interest payments on behalf of the Company and of the Company to issue equity in relation to such payments.

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments react to the public health crisis. The direct impact on us has been primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land-based casinos reopened in July 2020 with significant restrictions, which eased over time. However, virus cases began to increase in the fall and winter of 2020 and capacity restrictions were reinstituted. There is currently additional concerns regarding COVID-19 variants; as a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully.

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

In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented. Interim results for the six months ended June 30, 2021 may not be indicative of the results that will be realized for the full year ending December 31, 2021.

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

3.     Revenues from Contracts with Customers

The following table summarizes revenues from contract with customers disaggregated by revenue generating activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gaming	$28,028	$22,047	$51,094	$36,952
Market access and live dealer studio	2,834	2,218	5,734	4,018
Reimburseables	829	555	1,612	1,193
Total revenue	$31,691	$24,820	$58,440	$42,163

Casino gaming revenue and reimbursable revenue is recognized at a point in time, while market access and live dealer studio revenue are earned over time.

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers (in thousands):

	June 30,	December 31,
	2021	2020
Receivables, which are included in "Accounts receivable - trade and other"	$6,845	$4,703
Contract liabilities (1)	$(8,424)	$(9,136)

(1)

As of June 30, 2021, includes $3.8 million recorded as deferred revenue, $103 thousand of loyalty program liability recorded as accrued gaming and related taxes and $4.5 million recorded as deferred revenue - long-term in our consolidated balance sheets. As of December 31, 2020, includes $3.3 million recorded as deferred revenue – current, $46 thousand of loyalty program liability recorded as accrued gaming and related taxes and $5.8 million recorded as deferred revenue - long-term in our consolidated balance sheets.

Significant changes in contract liabilities balances during 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Decrease due to recognition of revenue	$1,134	$601	$2,326	$1,322
Increase due to cash received, excluding amounts recognized as revenue	$1,189	$5,128	$1,614	$5,134

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021. The estimated revenue does not include amounts of variable consideration that are constrained (in thousands):

Year Ending December 31,
2021	$2,119
2022	3,129
2023	1,433
2024	571
2025	322
Thereafter	850
Total	$8,424

4.    Long-term debt

Long-term debt is comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020

$150.0 million term loan, LIBOR + 12.0% (floor 1.0%), interest only due October 4, 2023	$139,385	$150,000
Less: Deferred debt issuance costs	(2,470)	(3,233)
Less: Unamortized discount	(3,974)	(5,040)
Total debt, net of unamortized debt issuance costs and discounts	132,941	141,727
Less: Current portion	—	—
Long-term debt	$132,941	$141,727

On April 28, 2020, we entered into a term loan credit agreement that is guaranteed by the parent of Old GNOG, comprised of a $300.0 million interest only term loan due October 4, 2023 (the “term loan”). Net proceeds received from the term loan of $288.0 million, net of original issue discount, were sent to the parent of Old GNOG, who issued Old GNOG a note receivable due October 2024 (as amended and restated following the Acquisition Transaction, the “Second A&R Intercompany Note”) (Note 10) in the same amount, with substantially similar terms as the credit agreement. The Second A&R Intercompany Note was accounted for as contra-equity, similar to a subscription receivable, however in the reverse recapitalization recorded in connection with the Acquisition Transaction, the Second A&R Intercompany Note was accounted for as a distribution to the parent of Old GNOG, reducing retained earnings. The term loan was issued at a 4% discount. The term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 12%, with a 1% floor, and interest payments are made quarterly. The term loan is secured by the Second A&R Intercompany Note which effectively, but indirectly provides pari passu security interest with the Golden Nugget, LLC senior secured credit facility.

In February 2021, we repaid $10.6 million of the term loan and incurred a prepayment premium of $1.6 million which was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $0.2 million in deferred debt issuance costs and $0.4 million in unamortized debt discount as interest expense in our consolidated statement of operations for the six months ended June 30, 2021.

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

Our public warrants and sponsor warrants were carried at fair value as of December 31, 2020. The public warrants are valued using level 1 inputs and the sponsor warrants are valued using level 3 inputs. All of the public warrants were exercised or redeemed during the first quarter of 2021. The fair value of the sponsor warrants as of December 31, 2020 and June 30, 2021 was estimated using a modified version of the Black-Scholes option pricing formula for European calls. Specifically, we assumed a term for the sponsor warrants equal to the contractual term from the expected business combination date. We then discounted the resulting value to the valuation date using a risk-free interest rate. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following provides a reconciliation of our warrant derivative liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 3	Total
Balance at beginning of the period	$94,875	$81,484	$176,359
Gain on warrant derivatives	(51,557)	(38,418)	(89,975)
Reclassified to additional paid-in capital upon exercise	(43,318)	—	(43,318)
Ending balance	$—	$43,066	$43,066

The following table provides qualitative information regarding our level 3 fair value measurements:

June 30,
2021
Stock price	$12.76
Strike price	$11.50
Term (in years)	4.50
Volatility	70.0%
Risk-free rate	0.77%
Dividend yield	0.0%
Fair value of warrants	$7.32

The fair value of our long-term debt is determined by Level 1 measurements based on quoted market prices. The fair value and carrying value of our long-term debt as of June 30, 2021 was $156.1 million and $135.4 million, respectively. The fair value and carrying value of our long-term debt as of December 31, 2020 was $171.0 million and $145.0 million, respectively.

6.    Accrued Liabilities

Accrued gaming and related taxes are comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Gaming related, excluding taxes	$20,550	$10,046
Taxes, other than payroll and income taxes	7,342	6,670
	$27,892	$16,716

Gaming related liabilities, excluding taxes, include restricted cash on deposit in patron holding accounts in excess of regulatorily required amounts.

7.    Stock-based Compensation

In 2020, we adopted the Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan (the “2020 Plan”) providing for common stock-based awards to employees, non-employee directors and consultants. The 2020 Plan permits the granting of various types of awards, including awards of nonqualified stock options, ISOs, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, dividend equivalents, and/or performance compensation awards or any combination of the foregoing. The 2020 Plan provides for an aggregate of 5,000,000 shares of Class A common stock to be delivered; provided that the total number of shares that will be reserved, and that may be issued, under the Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to one percent (1%) of the total outstanding shares of Class A common stock on the last day of the prior calendar year. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of June 30, 2021, approximately 3,023,479 shares were available for future awards.

A summary of compensation cost recognized for stock-based payment arrangements is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Compensation cost recognized:
Restricted stock units	$3,039	$—	$5,329	$—
	$3,039	$—	$5,329	$—

We have granted 5 months to 5-year time vested and 3-year performance based restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of our Class A common stock with no exercise price. The fair value of restricted stock unit awards was determined based on the fair market value of our shares on the grant date. As of June 30, 2021, there was $44.5 million of total unrecognized compensation cost related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the status of our restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2021	1,035,000	$25.49
Granted	1,311,344	18.10
Vested and converted	(3,849)	19.49
Forfeited/expired	—	—
Outstanding at June 30, 2021	2,342,495	$21.36

8.  Stockholder’s Deficit and Loss per Share

Common Stock

As of June 30, 2021, we had 46,570,396 shares of Class A common stock, par value $0.0001, outstanding of a total of 220,000,000 shares authorized. Holders of Class A common stock are entitled to cast one vote per share of Class A common stock and will share ratably if and when any dividend is declared.

As of June 30, 2021, we had 31,657,545 shares of Class B common stock, par value $0.0001, outstanding of a total of 50,000,000 shares authorized. There is no public market for our Class B common stock. New shares of Class B common stock may be issued only to, and registered in the name of, Mr. Fertitta or his affiliates (including all successors, assigns and permitted transferees) (collectively, the “Permitted Class B Owners”). We may not issue additional shares of Class B common stock other than in connection with the valid issuance of Landcadia Holdco Class B Units in accordance with the A&R HoldCo LLC Agreement to any Permitted Class B Owner. For so long as Mr. Fertitta and his affiliates beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the Closing Date and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the Closing (the “Sunset Event”), holders of Class B common stock are entitled to cast 10 votes per share of Class B common stock. The voting power of the shares held by Mr. Fertitta and his affiliates is subject to an automatic downward adjustment to the extent necessary for the total voting power of all shares of our common stock beneficially held by Mr. Fertitta and his affiliates not to exceed 79.9%. To the extent Mr. Fertitta and his affiliates exchange Landcadia Holdco Class B Units (and a corresponding number of shares of Class B common stock have been cancelled), the number of votes per share of each remaining share of Class B common stock will increase, up to 10 votes per share. In no event will the shares of Class B common stock have more than 10 votes or less than 1 vote per share. Once Mr. Fertitta and his affiliates cease to beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the Closing and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the closing, the holders of the shares of Class B common stock will be entitled to one (1) vote per share. Holders of Class B common stock will not participate in any dividend declared by the board of directors. Beginning 180 days after the closing of the Acquisition Transaction, each holder of Class B Units will be entitled to cause Landcadia Holdco to exchange all or a portion of its Class B Units (upon the surrender of a corresponding number of shares of Class B common stock) for either one share of Class A common stock or, or at our election, in its capacity as the sole managing member of Landcadia Holdco, the cash equivalent of the market value of one share of Class A common stock.

Dividends

During the three-and six-months ended June 30, 2020, we made dividend payments of $11.7 million and $14.0 million to the parent of Old GNOG, respectively. No dividend payments were made during the three and six months ended June 30, 2021.

Warrants

On February 4, 2021 we announced that we would redeem all of our outstanding public warrants to purchase shares of our Class A common stock that were issued under the warrant agreement dated May 6, 2019 (the “Warrant Agreement”), by and between us and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent, and that remain outstanding following 5:00 p.m. New York City time on March 8, 2021 for a redemption price of $0.01 per warrant. Warrants that were issued under the Warrant Agreement in a private placement and held by the founders of the Company were not subject to this redemption.

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

As of June 30, 2021, we had 5,883,333 sponsor warrants outstanding. Each sponsor warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The sponsor warrants were not transferable, assignable or salable until 30 days after the completion of the Acquisition Transaction and they are non-redeemable so long as they are held by the initial purchasers of the sponsor warrants or their permitted transferees. If the sponsor warrants are held by someone other than the initial purchasers or their permitted transferees, the sponsor warrants will be redeemable by us and exercisable by such holders on the same basis as the public warrants. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the public warrants except that the sponsor warrants may be exercised on a cashless basis.

Redeemable Non-Controlling Interests

In connection with the Acquisition Transaction, 31,350,625 Landcadia Holdco Class B Units were issued to LF LLC, representing 45.9% economic interest with no voting rights. An additional 306,920 Class B units were issued in connection with additional contributions made by LF LLC during the six months ended June 30, 2021. Beginning 180 days after the closing of the Acquisition Transaction, the holder of the Class B Units is entitled to redeem all or a portion of such Class B Units, to be settled in cash or shares of Class A Common Stock, at the sole discretion of the Company’s independent Directors. Since the holder of the Class B Units has 79.9% voting control, these Class B Units are classified as temporary equity in accordance with ASC 480-10-S99-3A and represent a non-controlling interest. The non-controlling interest has been adjusted to redemption value as of June 30, 2021 in accordance with paragraph 15 option b of ASC 480-10-S99-3A. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $404.0 million on June 30, 2021. The redemption value is calculated by multiplying the 31,657,545 Class B Units by the $12.76 trading price of our Class A common stock on June 30, 2021.

Concurrent with future redemptions of the Class B Units, an equal number of shares of the Class B common stock will be cancelled.

Earnings (Loss) per Share

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
Numerator:	2021	2021
Net income (loss)	$(1,565)	$68,071
Less: Net loss attributable to non-controlling interests	4,829	10,536
Net income attributable to GNOG - basic	3,264	78,607
Less: Gain on warrant derivatives	(8,884)	(89,975)
Add: Net loss attributable to non-controlling interests	(4,829)	(10,536)
Net loss attributable to GNOG - diluted	$(10,449)	$(21,904)

Denominator:
Weighted average shares outstanding - Class A common stock	46,567	43,865
Weighted average shares outstanding - RSUs	26	14
Subtotal - basic	46,593	43,879
Weighted average shares outstanding - Warrants	904	2,721
Weighted average shares outstanding - Class B Units redeemed	31,490	31,420
Weighted average shares outstanding - diluted	78,987	78,020

Earnings (loss) per share:
Basic	$0.07	$1.79
Diluted	$(0.13)	$(0.28)

No earnings (loss) per share are presented for periods preceding the Acquisition Transaction as only the Class B common shares would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common shares do not participate our income or loss.

9.  Commitments and Contingencies

Leases

In connection with the Acquisition Transaction, GNOG LLC entered into office leases with GNAC and Golden Nugget respectively, or their respective affiliates (collectively, the “Office Leases”). The Office Leases provide for annual rent payments of $81,128 for the office space leased in Houston, Texas and $24,252 for the office space leased in Atlantic City, New Jersey, subject to an increase of 10% for any renewal term and market rent increases in the event that GNOG LLC requires the use of additional office space during the term thereof. However, any amounts actually paid by GNOG LLC under the Trademark License Agreement and the A&R Online Gaming Operations Agreement (see Note 10) will be credited against GNOG LLC’s rent obligations under the Office Leases. Consequently, we paid no rent expenses pursuant to these leases during the three and six months ended June 30, 2021. Each Office Lease will have a term of zero years. In connection with any renewal of the term of the A&R Online Gaming Operations Agreement (see Note 10), GNOG LLC has an option to renew each Office Lease for the lesser of (i) five years or (ii) the length of the renewed term of the A&R Online Gaming Operations Agreement. Each Office Lease may be terminated by GNOG LLC or the respective landlord upon six months’ notice.

We also certain lease computer equipment and other infrastructure used to operate our sports platform.

Assuming no amounts are paid under the Trademark License Agreement and the A&R Online Gaming Operations Agreement, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2021	$104
2022	208
2023	208
2024	120
2025	84
Total	$724

Other Contractual Obligations and Contingencies

We have entered into a number of agreements for advertising, licensing, market access, technology, and other services. Certain of these agreements have early termination rights that, if exercised, would reduce the aggregate amount of such payable under these commitments. As of June 30, 2021, future minimum payments under these contracts that are non-cancelable are as follows (in thousands):

Year Ending December 31,
2021	$14,212
2022	8,520
2023	3,800
2024	22,120
2025	20,384
Thereafter	41,550
Total	$110,586

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

Employment Agreements

We have entered into employment agreements with four key employees, with original terms of 3 to 5 years. These agreements in the aggregate provide for minimum base cash compensation of $1.1 million and potential severance payments totaling $2.2 million for termination by us without cause, or termination by the employee for good reason, as defined in the agreements. Pursuant to one of the agreements cash payments of $2.5 million will be made to the employee in both 2021 and 2022.

Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, after consulting with legal counsel, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

10.  Related Party Transactions

Second A&R Intercompany Note

In connection with the Acquisition Transaction, LF LLC, as maker of the note, and GNOG LLC, as payee, entered into the Second A&R Intercompany Note, which amended and restated that certain Amended and Restated Intercompany Note, dated December 16, 2020, by LF LLC and GNOG LLC (the “First A&R Intercompany Note”). Under the Second A&R Intercompany Note, LF LLC continues to act as a guarantor under the Company’s term loan credit agreement. In addition, the Second A&R Intercompany Note provided for, among other things, (a) a reduction in the principal amount outstanding under the First A&R Intercompany Note by $150.0 million, which reduction occurred at closing of the Acquisition Transaction, and (b) a reduction in the amounts payable thereunder to 6% per annum, to be paid quarterly on the outstanding balance from day to day thereunder. The remaining principal amount due and owing under the Second A&R Intercompany Note will be correspondingly reduced for each payment made under the term loan credit agreement that reduces the principal amount of the loans under the term loan credit agreement. The A&R HoldCo LLC agreement provides for the issuances of Class B Units of GNOG LLC, and the equivalent number of shares of Class B common stock of the Company to LF LLC in consideration of the payments described in clause (b) above that are made by LF LLC to GNOG LLC pursuant to the terms of the Second A&R Intercompany Note, with such payments and equity issuances being treated as capital transactions for accounting purposes. Amounts paid under the Second A&R Intercompany Note for the three and six months ended June 30, 2021 were $2.1 million and $4.3 million, respectively

In connection with the DraftKings Merger and pursuant to the terms of the Support Agreement, the Fertitta Parties have agreed to execute (and to cause their respective affiliates to execute) all such agreements and to take such actions as are required to waive the obligations of all Fertitta Parties to make interest payments under the Second A&R Intercompany Note on behalf of the Company and of the Company to issue equity in relation to such interest payments.

Tax Receivable Agreement

In connection with the Acquisition Transaction, we entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with LF LLC. The Tax Receivable Agreement provides for payment to LF LLC in respect of 85% of the U.S. federal, state and local income tax savings allocable to us from Landcadia Holdco and arising from certain transactions, including (a) certain transactions contemplated under the Purchase Agreement and (b) the exchange of LF LLC’s Class B Units for shares of our Class A common stock, par value $0.0001 per share, as determined on a “with and without” basis, and for an early termination payment to LF LLC in the event of a termination with a majority vote of disinterested directors, a material breach of a material obligation, or a change of control, subject to certain limitations, including in connection with available cash flow and financing facilities. Assuming no exchange of LF LLC’s Class B Units pursuant the A&R Holdco LLC Agreement (as defined below), the estimated liability under the Tax Receivable Agreement (“TRA liability”) of $24.2 million is recognized in our consolidated balance sheets as of June 30, 2021. Payments for such TRA liability will, subject to certain limitations, including in connection with available cash flow and financing facilities, be made annually in cash and are expected to be funded with tax distributions from Landcadia Holdco. The Tax Receivable Agreement payments will commence in the year following our ability to realize tax savings provided through the transaction and, at this time, are expected to commence sometime after 2025 (with respect to taxable periods ending in 2024). The amount and timing of such Tax Receivable Agreement payments may vary based upon a number of factors. The Tax Receivable Agreement also provides for an accelerated lump sum payment on the occurrence of certain events, among them a change of control (a “Tax Liability Acceleration Payment”). Based upon certain assumptions, it is estimated that such early termination payment could amount to approximately $252.9 million as of June 30, 2021. It is anticipated that such early termination payments may be made from the proceeds of such change of control transaction; however, we may be required to fund such early termination payments from other sources and there can be no assurances that the Company will be able to finance such obligations in a manner that does not adversely affect its working capital or financial conditions. The DraftKings Merger will not result in a Tax Liability Acceleration Payment, as Landry’s Fertitta has agreed to waive, in accordance with the terms of the Support Agreement, any payments due under Article IV of the Tax Receivable Agreement contingent upon the consummation of the DraftKings Merger. In addition, pursuant to the terms of the Support Agreement contingent upon the consummation of the DraftKings Merger, Landry’s Fertitta has agreed to have the Tax Receivable Agreement terminate and be of no further force or effect and have all liabilities and obligations thereunder, including the TRA liability, be fully satisfied, extinguished and released.

Trademark License Agreement

In connection with the Acquisition Transaction, we entered into a trademark license agreement (the “Trademark License Agreement”) with Golden Nugget and GNLV, pursuant to which GNLV has granted us an exclusive license to use certain “Golden Nugget” trademarks (and other trademarks related to our business) in connection with operating online real money casino gambling and sports wagering in the U.S. and any of its territories, subject to certain restrictions. The license has a twenty-year term that commenced on the closing date. During the term of the Trademark License Agreement, we have agreed to pay Golden Nugget a monthly royalty payment equal to 3% of Net Gaming Revenue (as defined therein). Upon the tenth and fifteenth anniversary of the effective date of the Trademark License Agreement, the monthly royalty amount payable to GNLV will be adjusted to equal the greater of (i) 3% of Net Gaming Revenue and (ii) the fair market value of the licenses (as determined by an independent appraiser, if necessary).

While the trademarks licensed under the Trademark License Agreement generally will be exclusively licensed to us, in the event that (i) a new market or opportunity becomes available (e.g., pursuant to the legalization of online gaming in another jurisdiction), and (ii) we are unwilling, unable or otherwise fail to pursue such market or opportunity, Golden Nugget will be permitted to pursue such market or opportunity and utilize the trademarks covered by the Trademark License Agreement with respect thereto. For the avoidance of doubt, nothing in the Trademark License Agreement will restrict us (or Golden Nugget) from owning or operating an online-based casino using marks that are not covered by the Trademark License Agreement. We expensed $0.6 million and $1.2 million for the three and six months ended June 30, 2021, respectively, and $0.3 million for the three and six months ended June 30, 2020 under this agreement and the predecessor of the A&R Online Gaming Operations Agreement (together referred to as the “Royalty Agreements).” Amounts payable under the Royalty Agreements as of June 30, 2021 are $0.6 million, which are included along with other various amounts paid on our behalf as payable to an affiliate on our consolidated balance sheets. Amounts payable under the Royalty Agreements as of December 31, 2020 were $0.4 million, which are included along with other various amounts paid on our behalf as payable to an affiliate on our consolidated balance sheets. In connection with the DrafKings Merger, the Company agreed to amend the Trademark License Agreement pursuant to terms agreed to in the Merger Agreement, including, among other things, to extend the term of the Trademark License Agreement from twenty years to fifty years.

A&R Online Gaming Operations Agreement

In connection with the Acquisition Transaction, we entered into an amended and restated online gaming operations agreement (the “A&R Online Gaming Operations Agreement”) with GNAC pursuant to which GNAC granted us the right to host, manage, control, operate, support and administer, under GNAC’s land-based casino operating licenses, the Golden Nugget-branded online gaming business, live dealer studio in New Jersey and the third-party operators. In addition, we are responsible for managing, administering and operating GNAC’s online gaming business and providing services to GNAC in connection with the management and administration of certain platform agreements and GNAC is required to provide certain operational and infrastructure services to GNOG LLC in connection with its New Jersey operations. In addition to the 3% royalty payable pursuant to the Trademark License Agreement as described above, we are also obligated to reimburse GNAC for certain expenses incurred by GNAC in connection with the New Jersey online gaming business, such as New Jersey licensing costs, regulatory fees, certain gaming taxes and other expenses incurred by GNAC directly in connection with our operations in New Jersey. The A&R Online Gaming Operations Agreement has a term of five years commencing from April 2020 and is renewable by us for an additional five-year term. The A&R Online Gaming Operations Agreement also provides for, among other things, (a) minimum performance standards under which we are required to operate the Golden Nugget online gaming business, and (b) an arms-length risk allocation framework (including with respect to insurance and indemnification obligations).

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

Services Agreement

In connection with the Acquisition Transaction, we terminated our prior shared services agreement and entered into the Services Agreement (together, the “Services Agreements”) with Golden Nugget to provide for the performance of certain services. Pursuant to the Services Agreement entered, GNAC and Golden Nugget have agreed to provide certain services and facilities, including payroll, accounting, financial planning and other agreed upon services, to us from time to time and we have agreed to provide continued management, consulting and administrative services to Golden Nugget’s applicable subsidiary in connection with retail sports wagering conducted and such subsidiary’s brick-and-mortar casino. Under this agreement, each party is responsible for its own expenses and the employer of any shared employee is responsible for such shared employee’s total compensation. We are also obligated to reimburse the party providing the service or facilities at cost. Reimbursements we expensed under the Services Agreements totaled $69 thousand and $38 thousand for the three months ended June 30, 2021 and 2020, respectively. Reimbursements we expensed under the Services Agreements totaled $132 thousand and $114 thousand for the six months ended June 30, 2021 and 2020, respectively. The Services Agreement is expected to be terminated in connection with the closing of the DraftKings Merger.

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

Tax Sharing Agreement

Prior to the closing of the Acquisition Transaction, we were subject to a tax sharing agreement with the parent of Old GNOG. Amounts owed under the tax sharing agreement as of June 30, 2021 and December 31, 2020 were $2.2 million included in payable to an affiliate on our consolidated balance sheets.

11.  Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed consolidated financial statements were issued. As more fully described in Note 1, on August 9, 2021, the Company and DraftKings announced that they have entered into a definitive agreement in connection with the DraftKings Merger.

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

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in “Cautionary Note Regarding Forward-Looking Statements” included herein and “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC.

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

DraftKings Merger

Merger Agreement

On August 9, 2021, the Company,  DraftKings Inc., a Nevada corporation (“DraftKings”), New Duke Holdco, Inc., a Nevada corporation and a wholly owned subsidiary of DraftKings (“New DraftKings”), Duke Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of New DraftKings (“Duke Merger Sub”), and Gulf Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of New DraftKings (“Gulf Merger Sub” and, together with Duke Merger Sub, the “Merger Subs”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which DraftKings will, among other things, acquire all of the Company’s issued and outstanding shares of common stock (the “GNOG Shares”).  The transactions contemplated by the Merger Agreement and the other related transactions are referred to herein as the “DraftKings Merger”.

On the terms and subject to the conditions set forth in the Merger Agreement, (a) at the Duke Effective Time (as defined in the Merger Agreement), Duke Merger Sub will be merged with and into DraftKings in accordance with the Nevada Revised Statutes (the “NRS”), with DraftKings becoming the surviving corporation (the “Duke Surviving Corporation”) and (b) at the Gulf Effective Time (as defined in the Merger Agreement), Gulf Merger Sub will be merged with and into the Company in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), with the Company becoming the surviving corporation (the “Gulf Surviving Corporation”, and together with the Duke Surviving Corporation, collectively the “Surviving Corporations”). In connection with the DraftKings Merger, certain affiliates of Tilman Fertitta will consummate certain reorganization transactions to allow LGHN HoldCo, LLC to become a wholly-owned subsidiary of the Company following the consummation of the DraftKings Merger.

The Merger Agreement provides that upon the consummation of the DraftKings Merger, each holder of GNOG Shares (each, a “GNOG Shareholder”) will receive 0.365 (the “Exchange Ratio”) of a share of New DraftKings Class A common stock (the “New DraftKings Class A Common Stock”) for each GNOG Share issued and outstanding immediately prior to the Gulf Effective Time, other than any Excluded Shares (as defined in the Merger Agreement).

Each share of DraftKings Class A common stock (“DraftKings Class A Common Stock”) issued and outstanding immediately prior to the Duke Effective Time will be cancelled, cease to exist and be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class A Common Stock and each share of DraftKings Class B common stock issued and outstanding immediately prior to the Duke Effective Time shall be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class B common stock.

            At the Gulf Effective Time, each outstanding restricted stock unit (a “GNOG RSU”) issued by the Company will automatically and without any required action on the part of the holder thereof vest, then be cancelled and thereafter only entitle the holder of such GNOG RSU to receive (without interest) a number of shares of New DraftKings Class A Common Stock equal to (x) the product obtained by multiplying (i) the number of GNOG Shares subject to such GNOG RSU immediately prior to the Gulf Effective Time by (ii) the Exchange Ratio, less (y) a number of shares of New DraftKings Class A Common Stock equal to the applicable taxes required to be withheld with respect to such GNOG RSU settlement.

At the Gulf Effective Time, each outstanding warrant issued by the Company (“Private Placement Warrant”) to purchase shares of the Company’s Class A common stock (“GNOG Class A Common Stock”) will automatically and without any required action on the part of the holder convert into a warrant to purchase a number of New DraftKings Class A Common Stock equal to the product of (x) the number of shares of GNOG Class A Common Stock subject to such Private Placement Warrant immediately prior to the Gulf Effective Time multiplied by (y) the Exchange Ratio, and the exercise price of such Private Placement Warrant will be determined by dividing (1) the per share exercise price of such Private Placement Warrant immediately prior to the Gulf Effective Time by (2) the Exchange Ratio.

The DraftKings Merger is expected to be a tax-deferred transaction to the Company’s stockholders and warrant holders, and the closing of the DraftKings Merger is conditioned on the receipt of a tax opinion to such effect.

The DraftKings Merger is expected to close in the first quarter of 2022, subject to the satisfaction or waiver of certain conditions, including, among others, (1) receipt of approval from the Company’s stockholders, (2) receipt of DraftKings stockholder approval, (3) authorization for listing on Nasdaq of shares of New DraftKings Class A Common Stock issuable pursuant to the DraftKings Merger upon official notice of issuance, (4) expiration or early termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, (5) receipt of all requisite gaming approvals by the Company and DraftKings in connection with the DraftKings Merger, (6) absence of any law or governmental order that is in effect and restrains, enjoins, makes illegal or otherwise prohibits the consummation of the DraftKings Merger, and (7) the Registration Statement on Form S-4 becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”).

In addition, the obligation of the Company to consummate the DraftKings Merger is subject to the satisfaction or waiver of certain additional conditions, including, among others, the absence, since the date of the Merger Agreement, of any effect, event, development, change, state of facts, condition, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Parent Material Adverse Effect (as defined in the Merger Agreement). The obligation of DraftKings to consummate the DraftKings Merger is subject to the satisfaction or waiver of certain additional conditions, including, among others, (1) the absence, since the date of the Merger Agreement, of any effect, event, development, change, state of facts, condition, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement), (2) all Company Material Licenses (as defined in the Merger Agreement) being in full force and effect, and (3) the Commercial Agreement (as defined in the Merger Agreement) being in full force and effect.

Related Agreements

Concurrently with the execution of the Merger Agreement, DraftKings entered into a support and registration rights agreement (the “Support Agreement”) with New DraftKings, Tilman J. Fertitta (“Fertitta”), Fertitta Entertainment, Inc., a Texas corporation (“FEI”), Landry’s Fertitta, LLC, a Texas limited liability company (“Landry’s Fertitta”), Golden Landry’s LLC, a Texas limited liability company (“Golden Landry’s”) and Golden Fertitta, LLC, a Texas limited liability company (“Golden Fertitta” and together with Fertitta, FEI, Landry’s Fertitta and Golden Landry’s, the “Fertitta Parties”), pursuant to which the Fertitta Parties agreed (i) not to transfer the New DraftKings

Class A Common Stock that the Fertitta Parties will receive in the DraftKings Merger prior to the first anniversary of the closing of the DraftKings Merger and (ii) from the date of the Support Agreement to the five-year anniversary of the closing of the DraftKings Merger, not to engage in a Competing Business (as defined in the Support Agreement). New DraftKings agreed to provide the Fertitta Parties with shelf registration rights with respect to New DraftKings Class A Common Stock and warrants to purchase New DraftKings Class A Common Stock that the Fertitta Parties will receive in connection with the DraftKings Merger. In addition, the Fertitta Parties have agreed to execute (and cause its affiliates to execute) all such agreements and take such action as required to waive the obligations of all Fertitta Parties to make interest payments on behalf of the Company and of the Company to issue equity in relation to such payments.

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

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments react to the public health crisis. The direct impact on us has been primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land based casinos reopened in July 2020 with significant restrictions, which eased over time. However, virus cases began to increase in the fall and winter of 2020 and capacity restrictions were reinstituted. There is currently additional concerns regarding COVID-19 variants; as a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change
Revenues
Gaming	$28,028	$22,047	$5,981	27.1%	$51,094	$36,952	$14,142	38.3%
Other	3,663	2,773	890	32.1%	7,346	5,211	2,135	41.0%
Total revenue	31,691	24,820	6,871	27.7%	58,440	42,163	16,277	38.6%

Costs and expenses
Cost of revenue	14,745	9,944	4,801	48.3%	26,861	16,689	10,172	61.0%
Advertising and promotion	16,507	4,609	11,898	258.1%	30,878	7,586	23,292	307.0%
Selling, general and	7,325	1,765	5,560	315.0%	13,402	3,461	9,941	287.2%

administrative expense
Depreciation and amortization	40	49	(9)	(18.4)%	84	83	1	1.2%
Total operating costs and expenses	38,617	16,367	22,250	135.9%	71,225	27,819	43,406	156.0%
Operating income	(6,926)	8,453	(15,379)	(181.9)%	(12,785)	14,344	(27,129)	(189.1)%
Other expense
Interest expense, net	5,095	7,765	(2,670)	(34.4)%	10,803	7,766	3,037	39.1%
Gain on warrant derivatives	(8,884)	—	(8,884)	n/a	(89,975)	—	(89,975)	n/a
Other expense	66	—	66	n/a	432	—	432	n/a
Total other expense	(3,723)	7,765	(11,488)	(147.9)%	(78,740)	7,766	(86,506)	(1,113.9)%
Income before income taxes	(3,203)	688	(3,891)	(565.6)%	65,955	6,578	59,377	902.7%
Provision for income taxes	(1,638)	587	(2,225)	(379.0)%	(2,116)	2,290	(4,406)	(192.4)%
Net income	(1,565)	101	(1,666)	(1,649.5)%	68,071	4,288	63,783	1,487.5%
Net loss attributable to non-controlling interests	4,829	—	4,829	n/a	10,536	—	10,536	n/a
Net income attributable to GNOG	$3,264	$101	$3,163	3,131.7%	$78,607	$4,288	$74,319	1,733.2%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues.

Gaming. Gaming revenues increased $6.0 million, or 27.1%, to $28.0 million from $22.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily the result of the impact of our launch in Michigan in late January of 2021.

Other. Other revenues increased $0.9 million, or 32.1%, to $3.7 million from $2.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Market access and live dealer studio broadcast revenues increased $0.6 million, or 27.7%, as royalties with existing partners increased and the addition of a new partner when compared to the prior year period. Reimbursable revenues under these arrangements also increased by $0.3 million, or 49.4%.

Operating Costs and Expenses.

Cost of Revenue. Cost of revenue increased $4.8 million, or 48.3%, for the three months ended June 30, 2021 compared to the prior year comparable period as a result of the increase in gaming revenue for the period. Increased gaming taxes and market access fees associated with our launch in Michigan in late January 2021 and brand royalty expense paid to an affiliate which began in May 2020 also increased cost of revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Advertising and Promotion. Advertising and promotion expenses increased $11.9 million, or 258.1%, to $16.5 million from $4.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase from the prior year comparable period is almost entirely attributable to our launch in the Michigan market in late January 2021.

General and Administrative. General and administrative expenses increased $5.6 million, or 315.0%, to $7.3 million from $1.8 million for the prior year comparable period. This increase is due largely to stock-based compensation of $3.0 million during the three months ended June 30, 2021, whereas there was no stock-based compensation expense in the prior year. Additionally, professional fees for audit services, tax services, legal services and other costs associated with being a public company are up significantly over the prior year period.

Interest expense. Interest expense for the three months ended June 3, 2021 was $5.1 million as a result of the $300.0 million term loan credit agreement we entered into on April 28, 2020. We repaid $150.0 million of the principal balance of the term loan in connection with the December 29, 2020 closing of the Acquisition Transaction and repaid an additional $10.6 million in February of 2021.

Gain on warrant derivatives. In accordance with ASC 815-40, we classify our warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. The gain on warrant derivatives during the three months ended June 30, 2021 amounted to $8.9 million and no such gains were recognized for the three months ended June 30, 2020.

Other expense. Other expense consists of non-cash gains on the Tax Receivable Agreement during the quarter.

Provision for Income Taxes. The provision for income taxes was a benefit of $1.6 million for the three months ended June 30, 2021 compared to tax expense of $0.6 million for the comparable prior year quarter. This decrease of $2.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, is primarily a result of pre-tax losses for the period as the gain on the warrant derivative of $8.9 million and the loss attributable to the non-controlling interest for the three months ended June 30, 2021, are not subject to federal or state income tax in our consolidated statements of operations.

Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests represents a 40.3% economic interest in the losses from GNOG LLC for the three months ended June 30, 2021. The non-controlling interests consist of the Class B Units in Landcadia Holdco held by LF LLC that have no voting rights and that are redeemable, together with an equal number of Class B common stock, for either 31,657,545 shares of Class A common stock or an equal value of cash, at our election.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues.

Gaming. Gaming revenues increased $14.1 million, or 38.3%, to $51.1 million from $37.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily the result of the impact of our launch in Michigan in late January of 2021.

Other. Other revenues increased $2.1 million, or 41.0%, to $7.3 million from $5.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Market access and live dealer studio broadcast revenues increased $1.7 million, or 42.7%, as royalties with existing partners increased and the addition of a new partner when compared to the prior year period. Reimbursable revenues under these arrangements also increased by $0.4 million, or 35.1%.

Operating Costs and Expenses.

Cost of Revenue. Cost of revenue increased $10.2 million, or 61.0%, for the six months ended June 30, 2021 compared to the prior year comparable period as a result of the increase in gaming revenue for the period. Increased gaming taxes and market access fees associated with our launch in Michigan in late January 2021 and brand royalty expense paid to an affiliate which began in May 2020 also increased cost of revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Advertising and Promotion. Advertising and promotion expenses increased $23.3 million, or 307.0%, to $30.9 million from $7.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase from the prior year comparable period is almost entirely attributable to our launch in the Michigan market in late January 2021.

General and Administrative. General and administrative expenses increased $9.9 million, or 287.2%, to $13.4 million from $3.4 million for the prior year comparable period. This increase is due largely to stock-based compensation of $5.3 million during the six months ended June 30, 2021, whereas there was no stock-based compensation expense in the prior year period. Additionally, professional fees for audit services, tax services, legal services and other costs associated with being a public are up significantly over the prior year period.

Interest expense. Interest expense for the six months ended June 3, 2021 was $10.8 million as a result of the $300.0 million term loan credit agreement we entered into on April 28, 2020. We repaid $150.0 principal balance of the term loan in connection with the December 29, 2020 closing of the Acquisition Transaction and repaid an additional $10.6 million in February of 2021. In connection with this repayment during the six months ended June 30, 2021, we expensed $0.6 million in unamortized discount and loan origination costs as interest expense.

Gain on warrant derivatives. In accordance with ASC 815-40, we classify our warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. The gain on warrant derivatives during the six months ended June 30, 2021 amounted to $90.0 million and no such gains were recognized for the six months ended June 30, 2020.

Other expense. Other expense consists of prepayment premiums associated with the repayment of $10.6 million principal amount of our term loan during the six months ended June 30, 2021, partially offset by non-cash gains on the tax receivable agreement during the period.

Provision for Income Taxes. The provision for income taxes was a benefit of $2.1 million for the six months ended June 30, 2021 compared to tax expense of $2.3 million for the comparable prior year quarter. This decrease of $4.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, is primarily a result of pre-tax losses for the period as the gain on the warrant derivative of $90.0 million and the loss attributable to the non-controlling interest for the six months ended June 30, 2021, are not subject to federal or state income tax in our consolidated statements of operations.

Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests represents a 40.3% and 43.4% economic interest in the losses from GNOG LLC for the three months ended June 30, 2021 and three months ended March 31, 2021, respectively. The non-controlling interests consist of the Class B Units in Landcadia Holdco held by LF LLC that have no voting rights and that are redeemable, together with an equal number of Class B common stock, for either 31,657,545 shares of Class A common stock or an equal value of cash, at our election.

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

In February 2021, we repaid $10.6 million of the term loan and incurred a prepayment premium of $1.6 million which was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $0.0 million in deferred debt issuance costs and $0.0 million in unamortized debt discount as interest expense in our consolidated statement of operations for the three and six months ended June 30, 2021.

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

Outlook.  Considering that we have cash and cash equivalents of $146.0 million at June 30, 2021 and based on our current level of operations in New Jersey, we believe that cash on hand and cash generated from our New Jersey operations will be adequate to meet our anticipated obligations under our contracts, debt service requirements, capital expenditures and working capital needs for the next twelve months. However, we cannot be certain that our business will generate sufficient cash flow from operations; that the U.S. economy will continue to grow in 2021 and beyond; that our anticipated earnings projections will be realized; or that future equity offerings or borrowings will be available in the capital markets to enable us to service our indebtedness or to make anticipated advertising expenditures. If we expand our business into new markets in the future, our cash requirements may increase significantly and we may need to complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Cash Flows. Net cash used by operating activities was $30.2 million for the six months ended June 30, 2021 compared to $11.9 million provided by operating activities for the six months ended June 30, 2020. Factors affecting changes in operating cash flows are similar to those that impact net income, with the exception of non-cash items such as gain on warrant derivatives, stock-based compensation, gains on tax receivable agreement liability, amortization of debt issuance costs and discounts, depreciation and amortization and deferred taxes. Additionally, changes in working capital items such as accounts receivable, accounts payable, accrued liabilities, other assets and customer deposits can significantly affect operating cash flows. Cash flows used by operating activities during the six months ended June 30, 2021 were higher as a result of net income of $68.1 million for the six months ended June 30, 2021 being reduced by non-cash items totaling $84.4 million as compared to net income of $4.3 million for the six months ended June 30, 2020 being decreased by non-cash items totaling $0.4 million. Working capital fluctuations further increased cash used in operating activities by $13.8 million for the six months ended June 30, 2021, most notably the increase in other assets, compared to cash provided by working capital fluctuations of $7.9 for the six months ended June 30, 2020.

Net cash provided by financing activities was $0.5 million and $102.1 million for the three and six months ended June 30, 2021, respectively, compared to $11.7 million and $14.1 million of cash used in financing activities for the three and six months ended June 30, 2020, respectively. The main driver of this variance is the $110.1 million in net cash received for warrant exercises offset by the repayment of $10.6 million of the term loan during the six months ended June 30, 2021. Dividends of $14.0 million were paid to the parent of Old GNOG during the comparable period in the prior year.

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

In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented. Interim results for the three and six months ended June 30, 2021 may not be indicative of the results that will be realized for the full year ending December 31, 2021.

Use of Estimates

The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period reported. Management utilizes estimates, including, but not limited to, the useful lives of assets and inputs used to calculate the TRA liability. Actual results could differ from those estimates.

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

Interest Rate Risk

Total long-term debt at June 30, 2021 included $139.4 million of floating-rate debt that bears interest at LIBOR + 12%, with a 1% floor. As a result, our annual interest cost in 2021 could fluctuate based on short-term interest rate changes. A 10% change in the floating-rate would have no impact on our cash flows due to the 1% floor; however, there are no assurances that possible future rate changes would not impact cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness described below.

Changes in Internal Control over Financial Reporting

As previously reported, the Company identified a material weakness in our internal control over financial reporting related to our accounting for the warrants we issued in connection with our initial public offering. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

To respond to this material weakness, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex accounting applications.

While these actions, and others, are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified and committed to the continuous improvement of our overall controls environment.

Despite the material weakness referenced above, after giving full consideration to the material weakness referenced above, and the additional analysis and other procedures we performed to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with GAAP, our management has concluded that the Company's unaudited condensed consolidated financial statements included in this Report fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

Other than the item noted above, there has been no change in the Company’s internal control over financial reporting as of June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

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

Item 1A. Risk Factors

In addition to the factors discussed below, factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in the Risk Factors section of the Annual Report on Form 10-K/A for the year ended December 31, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Certain Risks Related to the DraftKings Merger

The completion of the DraftKings Merger is subject to a number of conditions and the Merger Agreement may be terminated in accordance with its terms. As a result, there is no assurance when or if the DraftKings Merger will be completed.

The completion of the DraftKings Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including, among others, those described herein under “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – DraftKings Merger.” There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to close the DraftKings Merger.

In addition, if the DraftKings Merger is not completed by the outside date of February 28, 2022, or such later outside date to the extent extended in certain circumstances, either the Company or DraftKings may choose to terminate the Merger Agreement. However, this right to terminate the Merger Agreement will not be available to the Company or DraftKings if such party has breached in any respect any representation, warranty, covenant or agreement set forth in the Merger Agreement in any manner that has proximately contributed to the occurrence of the failure of a condition to the consummation of the DraftKings Merger. The Company and/or DraftKings may elect to terminate the Merger Agreement in certain other circumstances, and the Company and DraftKings can mutually decide to terminate the Merger Agreement at any time prior to the Effective Time. If the Merger Agreement is terminated, the Company and DraftKings may incur substantial fees in connection with the termination of the Merger Agreement and will not recognize the anticipated benefits of the DraftKings Merger.

The termination of the Merger Agreement could negatively impact the Company and could result in payment of a termination fee.

If the Merger Agreement is terminated in accordance with its terms and the DraftKings Merger is not consummated, the ongoing businesses of the Company may be adversely affected by a variety of factors. In addition, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities during the pendency of the DraftKings Merger, by the failure to realize the anticipated benefits of completing the DraftKings Merger, by payment of certain costs relating to the DraftKings Merger, and by the focus of its management on the DraftKings Merger for an extended period of time rather than on management opportunities or other issues. The market price of shares of the Company’s common stock may decline as a result of any such failures to the extent that the current market prices reflect a market assumption that the DraftKings Merger will be completed.

Further, the Company may be required to pay DraftKings a termination fee of $55 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with a change in recommendation by the Company’s board of directors, a superior alternative transaction proposal, a material breach by the Company of its non-solicitation obligations under the Merger Agreement or the failure of the Company to obtain the requisite approval of its stockholders. If the Merger Agreement is terminated and the Company determines to seek another business combination or strategic opportunity, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the DraftKings Merger.

The pendency of the DraftKings Merger could adversely affect the Company’s and DraftKings’ respective businesses, results of operations and financial condition.

Beginning at the time of the execution of the Merger Agreement and continuing until the DraftKings Merger closes or is terminated in accordance with its terms, the pendency of the DraftKings Merger could cause disruptions in and create uncertainty surrounding the Company’s and DraftKings’ businesses, including affecting the Company’s and DraftKings’ relationships with their existing and future customers, suppliers, partners in the business community and employees. Such risks could have an adverse effect on the Company’s and DraftKings’ respective businesses, results of operations and financial condition, as well as the market prices of their shares, regardless of whether the DraftKings Merger is completed. In particular, the Company and DraftKings could potentially lose important personnel who decide to pursue other opportunities as a result of the DraftKings Merger. Any adverse effect could be exacerbated by a prolonged delay in closing the DraftKings Merger or if the Company and DraftKings are unable to decide quickly on the business direction or strategy of the combined company. The Company and DraftKings could also potentially lose customers or suppliers, existing customers or suppliers may seek to change their existing business relationships or renegotiate their contracts with the Company or DraftKings or defer decisions concerning the Company or DraftKings, and potential customers or suppliers could defer entering into contracts with the Company or DraftKings, each as a result of the uncertainties relating to the DraftKings Merger. In addition, in an effort to complete the DraftKings Merger, the Company and DraftKings have expended, and will continue to expend, significant management resources, which are being diverted from the Company’s and DraftKings’ day-to-day operations, and significant demands are being, and will continue to be, placed on the managerial, operational and financial personnel and systems of the Company and DraftKings in connection with efforts to complete the DraftKings Merger.

The regulatory approvals required in connection with the DraftKings Merger may not be obtained or may contain materially burdensome conditions.

Completion of the DraftKings Merger is conditioned upon the receipt of certain regulatory approvals, and neither GNOG nor DraftKings can provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the DraftKings Merger are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the DraftKings Merger or reducing the anticipated benefits of the DraftKings Merger. If either GNOG or DraftKings agrees to any material conditions in order to obtain any approvals required to complete the DraftKings Merger, the business and results of operations of the combined company may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1+

Agreement and Plan of Merger, by and among DraftKings Inc., New Duke Holdco, Inc., Golden Nugget Online Gaming, Inc., Duke Merger Sub, Inc. and Gulf Merger Sub, Inc., dated as of August 8, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on August 9, 2021).

10.1*	Restricted Stock Unit Award Agreement with Tilman J. Fertitta

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

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

Dated: August 16, 2021