Form 10-Q
period 2021-09-30
Golden Nugget Online Gaming, Inc.
filed 2021-11-10
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 8, 2021, 46,570,396 shares of Class A common stock, par value $0.0001 per share, and 31,657,545 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Golden Nugget Online Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and cash equivalents	$134,371	$77,862
Restricted cash	70,030	54,570
Accounts receivable - trade and other	11,328	6,372
Income taxes receivable	685	685
Other current assets	599	938
Total current assets	217,013	140,427
Property and equipment, net	1,831	606
Deferred tax assets	40,420	34,716
Other assets, net	29,693	2,976
Total assets	$288,957	$178,725
Liabilities and Stockholder's Deficit
Liabilities
Accounts payable	$22,116	$10,061
Accrued salary and payroll taxes	3,825	2,946
Accrued gaming and related taxes	31,506	16,716
Payable to an affiliate	3,916	2,757
Interest payable	50	54
Deferred revenue - current	3,464	3,269
Current portion of long-term debt	397	—
Customer deposits	44,833	44,250
Total current liabilities	110,107	80,053
Long-term debt	134,198	141,727
Tax receivable agreement liability	24,243	23,334
Warrant derivative liabilities	62,010	176,359
Deferred revenue - long-term	3,847	5,821
Total liabilities	334,405	427,294
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	549,891	617,607
Stockholders' deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding
Class A common stock, $0.0001 par value, 220,000,000 shares authorized, 46,570,396 and 36,982,320 issued and outstanding	5	4
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 31,657,545 and 31,350,625 issued and outstanding	3	3
Additional paid-in capital	162,118	—
Accumulated deficit	(757,465)	(866,183)
Total stockholders' deficit	(595,339)	(866,176)
Total liabilities and stockholders' deficit	$288,957	$178,725

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Gaming	$31,792	$22,938	$82,886	$59,890
Other	3,846	2,990	11,192	8,201
Total revenue	35,638	25,928	94,078	68,091
Costs and expenses
Cost of revenue	17,007	10,241	43,868	26,930
Advertising and promotion	16,618	5,284	47,496	12,870
General and administrative expense	7,858	2,187	21,260	5,648
Merger related expenses	2,763	—	2,763	—
Depreciation and amortization	76	55	160	138
Total costs and expenses	44,322	17,767	115,547	45,586
Operating income (loss)	(8,684)	8,161	(21,469)	22,505
Other expense (income)
Interest expense, net	5,180	11,311	15,983	19,077
Loss (gain) on warrant derivatives	18,944	—	(71,031)	—
Other expense (income)	(101)	—	331	—
Total other expense (income)	24,023	11,311	(54,717)	19,077
Income (loss) before income taxes	(32,707)	(3,150)	33,248	3,428
Provision for income taxes	(1,361)	(1,376)	(3,477)	914
Net income (loss)	(31,346)	(1,774)	36,725	2,514
Net loss attributable to non-controlling interests	5,590	—	16,126	—
Net income (loss) attributable to GNOG	$(25,756)	$(1,774)	$52,851	$2,514

Earnings (loss) per share:
Basic	$(0.55)	n/a	$1.18	n/a
Diluted	$(0.55)	n/a	$(0.44)	n/a
Weighted-average number of common shares outstanding:
Basic	46,570	n/a	44,826	n/a
Diluted	46,570	n/a	78,755	n/a

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

					Additional		Note	Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	From Parent of	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Old GNOG	Deficit	Interests
Balance, June 30, 2021	46,570	$5	31,658	$3	$158,740	$(580,178)	$—	$(421,430)	$403,950
Net income (loss)	—	—	—	—	—	(25,756)	—	(25,756)	(5,590)
Contribution from LF LLC	—	—		—	—	—	—	—	—
RSUs vested	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,378	—	—	3,378	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	(151,531)	—	(151,531)	151,531
Balance, September 30, 2021	46,570	5	31,658	3	162,118	(757,465)	—	(595,339)	549,891

					Additional		Note	Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	From Parent of	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Old GNOG	Deficit	Interests
Balance, June 30, 2020	—	$—	—	$—	$—	$(10,717)	$(288,478)	$(299,195)	$—
Net income (loss)	—	—	—	—	—	(1,774)	—	(1,774)	—
Note receivable from parent of Old GNOG	—	—	—	—	—	—	—	—	—
Contribution from parent of Old GNOG	—	—	—	—	—	10,674	(707)	9,967	—
Dividend to parent of Old GNOG	—	—	—	—	—	(16,792)	—	(16,792)	—
Balance, September 30, 2020	—	—	—	—	—	(18,609)	(289,185)	(307,794)	—

					Additional		Note	Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	From Parent of	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Old GNOG	Deficit	Interests
Balance, December 31, 2020	36,982	$4	31,351	$3	$—	$(866,183)	$—	$(866,176)	$617,607
Net income (loss)	—	—	—	—	—	52,851	—	52,851	(16,126)
Warrant exercises, net	9,584	1	—	—	153,411	—	—	153,412	—
Contribution from LF LLC	—	—	307	—	—	—	—	—	4,277
RSUs vested	4	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,707	—	—	8,707	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	55,867	—	55,867	(55,867)
Balance, September 30, 2021	46,570	5	31,658	3	162,118	(757,465)	—	(595,339)	549,891

					Additional		Note	Total	Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	From Parent of	Stockholder's	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Old GNOG	Deficit	Interests
Balance, December 31, 2019		$—	—	$—	$—	$(8,385)	$—	$(8,385)	$—
Net income (loss)	—	—	—	—	—	2,514	—	2,514	—
Note receivable from parent of Old GNOG	—	—	—	—	—	—	(288,000)	(288,000)	—
Contribution from parent of Old GNOG	—	—	—	—	—	18,085	(1,185)	16,900	—
Dividend to parent of Old GNOG	—	—	—	—	—	(30,823)	—	(30,823)	—
Balance, September 30, 2020	—	—	—	—	—	(18,609)	(289,185)	(307,794)	—

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net income	$36,725	$2,514
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	160	138
Stock-based compensation	8,707	—
Gain on warrant derivative	(71,031)	—
Gain on tax receivable liability and other	(1,292)	—
Deferred tax provision	(3,477)	(2,872)
Amortization of debt issuance costs, discounts and other	4,108	2,175
Changes in assets and liabilities, net and other:
Accounts receivable - trade and other	(4,956)	(910)
Other assets	(26,138)	33
Accounts payable	12,055	7,275
Accrued liabilities and other	15,669	6,349
Payable to an affiliate	1,159	—
Interest payable	(4)	108
Deferred revenue	(1,779)	3,077
Customer deposits	583	6,547
Net cash (used in) provided by operating activities	(29,511)	24,434
Cash flows from investing activities
Property and equipment additions	(628)	(11)
Net cash used in investing activities	(628)	(11)
Cash flows from financing activities
Proceeds from term loan, net of discount	—	288,000
Repayment of term loan	(12,237)	—
Note from parent of Old GNOG treated as a distribution in the recapitalization	—	(288,000)
Payment of equipment loans	—	(45)
Cash received from warrant exercises, net	110,068	—
Contribution from LF, LLC	4,277	16,792
Dividend to parent of Old GNOG	—	(30,823)
Net cash provided by (used in) financing activities	102,108	(14,076)
Net increase (decrease) in cash, cash equivalents and restricted cash	71,969	10,347
Cash, cash equivalents and restricted cash
Beginning of year	132,432	38,932
End of year	$204,401	$49,279

Disclosure of cash, cash equivalents and restricted cash
Cash and cash equivalents	$134,371	$3,612
Restricted cash	70,030	45,667
Total cash	$204,401	$49,279

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13,898	$16,792
Non-cash financing activities:
Accretion on note from parent of Old GNOG	$—	$1,185
Contribution receivable from parent of Old GNOG	$—	$108
Warrant exercise impact on the tax receivable agreement	$26	$—
Non-cash proceeds on warrant exercises	$43,318	$—

The accompany notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Notes to Unaudited Consolidated Financial Statements

1.     Nature of Operations and Recent Developments

Golden Nugget Online Gaming, Inc. (formerly known as Landcadia Holdings II, Inc. or “GNOG”, the “Company”, “we”, “our” or “us”) is an online gaming, or iGaming, and digital sports entertainment company focused on providing our customers with the most enjoyable, realistic and exciting online gaming experience in the market. We currently operate in New Jersey, Michigan and West Virginia where we offer patrons the ability to play their favorite casino games and bet on live-action sports events, and in Virginia, where we offer online sports betting only.

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

On the terms and subject to the conditions set forth in the Merger Agreement, (a) at the Duke Effective Time (as defined in the Merger Agreement), Duke Merger Sub will be merged with and into DraftKings in accordance with the Nevada Revised Statutes (the “NRS”), with DraftKings becoming the surviving corporation (the “Duke Surviving Corporation”) and (b) at the Gulf Effective Time (as defined in the Merger Agreement), Gulf Merger Sub will be merged with and into the Company in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), with the Company becoming the surviving corporation (the “Gulf Surviving Corporation”, and together with the Duke Surviving Corporation, collectively the “Surviving Corporations”). In connection with the DraftKings Merger, certain affiliates of Tilman Fertitta will consummate certain reorganization transactions to allow Landcadia HoldCo, LLC to become a wholly-owned subsidiary of the Company following the consummation of the DraftKings Merger.

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

Each share of DraftKings Class A common stock (“DraftKings Class A Common Stock”) issued and outstanding immediately prior to the Duke Effective Time (other than excluded shares) will be cancelled, cease to exist and be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class A Common Stock and each share of DraftKings Class B common stock issued and outstanding immediately prior to the Duke Effective Time (other than excluded shares) shall be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class B common stock.

            At the Gulf Effective Time, each outstanding restricted stock unit (a “GNOG RSU”) issued by the Company that (i) were outstanding on the date of the Merger Agreement or (ii) are issued to existing employees of the Company prior to the completion of the DraftKings Merger in accordance with existing agreements, will vest, be cancelled, and entitle the holder thereof to receive a number of shares of New DraftKings Class A Common Stock equal to the number of shares of the Company’s common stock subject to such GNOG RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, less a number of shares of New DraftKings Class A Common Stock equal to any applicable withholding taxes. All other issued and outstanding GNOG RSUs will be automatically converted into an equivalent restricted stock unit of New DraftKings that entitles the holder thereof to a number of shares of New DraftKings Class A Common Stock equal to the number of shares of the Company’s common stock subject to such GNOG RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, and will remain outstanding in New DraftKings.

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

The DraftKings Merger is expected to close in the first quarter of 2022, subject to the satisfaction or waiver of certain conditions, including, among others, (i) the absence of certain legal restraints that would prohibit or seek to prohibit DraftKings Merger; (ii) the receipt of certain regulatory approvals; (iii) the approval for listing on Nasdaq of the shares of New DraftKings Class A Common Stock to be issued to DraftKings stockholders and the Company’s stockholders; (iv) the Commercial Agreement (as defined in the Merger Agreement) being in full force and effect; (v) the absence, since the date of the Merger Agreement, of any effect, event, development, change, state of facts, condition, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the Company or DraftKings; and (vi) the Registration Statement on Form S-4 becoming effective in accordance with the provisions of the Securities Act of 1933 as amended (the “Securities Act”).

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

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments react to the public health crisis. The direct impact on us has been primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land-based casinos reopened in July 2020 with significant restrictions, which eased over time. However, virus cases began to increase in the fall and winter of 2020 and capacity restrictions were reinstituted. During 2021 there has been additional concerns regarding COVID-19 variants; as a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully.

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

In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented. Interim results for the nine months ended September 30, 2021 may not be indicative of the results that will be realized for the full year ending December 31, 2021.

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

3.     Revenues from Contracts with Customers

The following table summarizes revenues from contract with customers disaggregated by revenue generating activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gaming	$31,792	$22,938	$82,886	$59,890
Market access and live dealer studio	2,933	2,301	8,667	6,319
Reimburseables	913	689	2,525	1,882
Total revenue	$35,638	$25,928	$94,078	$68,091

Casino gaming revenue and reimbursable revenue is recognized at a point in time, while market access and live dealer studio revenue are earned over time.

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers (in thousands):

	September 30,	December 31,
	2021	2020
Receivables, which are included in "Accounts receivable - trade and other"	$8,645	$4,703
Contract liabilities (1)	$(7,420)	$(9,136)

(1)

As of September 30, 2021, includes $3.5 million recorded as deferred revenue, $0.1 million of loyalty program liability recorded as accrued gaming and related taxes and $3.8 million recorded as deferred revenue - long-term in our consolidated balance sheets. As of December 31, 2020, includes $3.3 million recorded as deferred revenue – current, $46 thousand of loyalty program liability recorded as accrued gaming and related taxes and $5.8 million recorded as deferred revenue - long-term in our consolidated balance sheets.

Significant changes in contract liabilities balances during 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Decrease due to recognition of revenue	$1,038	$453	$3,364	$1,775
Increase due to cash received, excluding amounts recognized as revenue	$34	$(261)	$1,648	$4,873

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021. The estimated revenue does not include amounts of variable consideration that are constrained (in thousands):

Year Ending December 31,
2021	$1,115
2022	3,129
2023	1,433
2024	571
2025	322
Thereafter	850
Total	$7,420

4.    Long-term debt

Long-term debt is comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020

Term loan, LIBOR + 12.0% (floor 1.0%), interest only due October 4, 2023	$139,385	$150,000
Less: Deferred debt issuance costs - term loan	(2,199)	(3,233)
Less: Unamortized discount - term loan	(3,593)	(5,040)
Equipment notes, net of unamortized discount for imputed interest of $40 at interest rates of 2.4% to 2.8%	1,002
Total debt, net of unamortized debt issuance costs and discounts	134,595	141,727
Less: Current portion	(397)	—
Long-term debt	$134,198	$141,727

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

In February 2021, we repaid $10.6 million of the term loan and incurred a prepayment premium of $1.6 million which was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $0.2 million in deferred debt issuance costs and $0.4 million in unamortized debt discount as interest expense in our consolidated statement of operations for the nine months ended September 30, 2021.

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

We also entered into several equipment notes to finance computer equipment and other related infrastructure with original terms of three to four years that mature from June 2024 to August 2025.

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

Our public warrants and sponsor warrants were carried at fair value as of December 31, 2020. The public warrants are valued using level 1 inputs and the sponsor warrants are valued using level 3 inputs. All of the public warrants were exercised or redeemed during the first quarter of 2021. The fair value of the sponsor warrants as of December 31, 2020 and September 30, 2021 was estimated using a modified version of the Black-Scholes option pricing formula for European calls. Specifically, we assumed a term for the sponsor warrants equal to the contractual term from the Closing Date. We then discounted the resulting value to the valuation date using a risk-free interest rate. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following provides a reconciliation of our warrant derivative liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 3	Total
Balance at beginning of the period	$94,875	$81,484	$176,359
Gain on warrant derivatives	(51,557)	(19,474)	(71,031)
Reclassified to additional paid-in capital upon exercise	(43,318)	—	(43,318)
Ending balance	$—	$62,010	$62,010

The following table provides qualitative information regarding our level 3 fair value measurements:

September 30,
2021
Stock price	$17.37
Strike price	$11.50
Term (in years)	4.25
Volatility	65.0%
Risk-free rate	0.81%
Dividend yield	0.0%
Fair value of warrants	$10.54

The fair value of our long-term debt is determined by Level 1 measurements based on quoted market prices. The fair value and carrying value of our long-term debt as of September 30, 2021 was $152.6 million and $135.8 million, respectively. The fair value and carrying value of our long-term debt as of December 31, 2020 was $171.0 million and $145.0 million, respectively.

6.    Supplemental Balance Sheet Information

Other long-term assets are comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid market access royalties and other, net	$29,445	$2,970
Computer software, net	248	6
	$29,693	$2,976

Accrued gaming and related taxes are comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Gaming related, excluding taxes	$23,531	$10,046
Taxes, other than payroll and income taxes	7,975	6,670
	$31,506	$16,716

Gaming related liabilities, excluding taxes, include liabilities for restricted cash on deposit in our market access partner’s patron holding accounts in excess of regulatorily required amounts.

7.    Stock-based Compensation

In 2020, we adopted the Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan (the “2020 Plan”) providing for common stock-based awards to employees, non-employee directors and consultants. The 2020 Plan permits the granting of various types of awards, including awards of nonqualified stock options, ISOs, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, dividend equivalents, and/or performance compensation awards or any combination of the foregoing. The

2020 Plan provides for an aggregate of 5,000,000 shares of Class A common stock to be delivered; provided that the total number of shares that will be reserved, and that may be issued, under the Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to one percent (1%) of the total outstanding shares of Class A common stock on the last day of the prior calendar year. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of September 30, 2021, approximately 3,023,479 shares were available for future awards.

A summary of compensation cost recognized for stock-based payment arrangements is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation cost recognized:
Restricted stock units	$3,378	$—	$8,707	$—
	$3,378	$—	$8,707	$—

We have granted 5 months to 5-year time vested and 3-year performance based restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of our Class A common stock with no exercise price. The fair value of restricted stock unit awards was determined based on the fair market value of our shares on the grant date. As of September 30, 2021, there was $41.1 million of total unrecognized compensation cost related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.5 years.

A summary of the status of our restricted stock unit awards and of changes in our restricted stock unit awards outstanding for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding at January 1, 2021	1,035,000	$25.49
Granted	1,311,344	18.10
Vested and converted	(3,849)	19.49
Forfeited/expired	—	—
Outstanding at September 30, 2021	2,342,495	$21.36

8.  Stockholder’s Deficit and Loss per Share

Common Stock

As of September 30, 2021, we had 46,570,396 shares of Class A common stock, par value $0.0001, outstanding of a total of 220,000,000 shares authorized. Holders of Class A common stock are entitled to cast one vote per share of Class A common stock and will share ratably if and when any dividend is declared.

As of September 30, 2021, we had 31,657,545 shares of Class B common stock, par value $0.0001, outstanding of a total of 50,000,000 shares authorized. There is no public market for our Class B common stock. New shares of Class B common stock may be issued only to, and registered in the name of, Mr. Fertitta or his affiliates (including all successors, assigns and permitted transferees) (collectively, the “Permitted Class B Owners”). We may not issue additional shares of Class B common stock other than in connection with the valid issuance of Landcadia Holdco Class B Units in accordance with the A&R HoldCo LLC Agreement to any Permitted Class B Owner. For so long as Mr. Fertitta and his affiliates beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the Closing Date and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the Closing (the “Sunset Event”), holders of Class B common stock are entitled to cast 10 votes per share of Class B common stock. The voting power of the shares held by Mr. Fertitta and his affiliates is subject to an automatic downward adjustment to the extent necessary for the total voting power of all shares of our common stock beneficially held by Mr. Fertitta and his affiliates not to exceed 79.9%. To the extent Mr. Fertitta and his affiliates exchange Landcadia Holdco Class B Units (and a corresponding number of shares of Class B common stock have been cancelled), the number of votes per share of each remaining share of Class B common stock will increase, up to 10 votes per share. In no event will the shares of Class B common stock have more than 10 votes or less than 1 vote per share. Once Mr. Fertitta and his affiliates cease to beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the Closing and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the closing, the holders of the shares of Class B common stock will be entitled to one (1) vote per share. Holders of Class B common stock will not participate in any dividend declared by the board of directors. Beginning 180 days after the closing of the Acquisition Transaction, each holder of Class B Units is entitled to cause Landcadia Holdco to exchange all or a portion of its Class B Units (upon the surrender of a corresponding number of shares of Class B common stock) for either one share of Class A common stock or, or at our election, in its capacity as the sole managing member of Landcadia Holdco, the cash equivalent of the market value of one share of Class A common stock.

Dividends

During the three and nine months ended September 30, 2020, we made dividend payments of $16.8 million and $30.8 million to the parent of Old GNOG, respectively. No dividend payments were made during the three and nine months ended September 30, 2021.

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

As of September 30, 2021, we had 5,883,333 sponsor warrants outstanding. Each sponsor warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The sponsor warrants were not transferable, assignable or salable until 30 days after the completion of the Acquisition Transaction and they are non-redeemable so long as they are held by the initial purchasers of the sponsor warrants or their permitted transferees. If the sponsor warrants are held by someone other than the initial purchasers or their permitted transferees, the sponsor warrants will be redeemable by us and exercisable by such holders on the same basis as the public warrants. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the public warrants except that the sponsor warrants may be exercised on a cashless basis.

Redeemable Non-Controlling Interests

In connection with the Acquisition Transaction, 31,350,625 Landcadia Holdco Class B Units were issued to LF LLC, representing 45.9% economic interest with no voting rights. An additional 306,920 Class B units were issued in connection with additional contributions made by LF LLC during the nine months ended September 30, 2021. Beginning 180 days after the closing of the Acquisition Transaction, the holder of the Class B Units is entitled to redeem all or a portion of such Class B Units, to be settled in cash or shares of Class A Common Stock, at the sole discretion of the Company’s independent Directors. Since the holder of the Class B Units has 79.9% voting control, these Class B Units are classified as temporary equity in accordance with ASC 480-10-S99-3A and represent a non-controlling interest. The non-controlling interest has been adjusted to redemption value as of September 30, 2021 in accordance with paragraph 15 option b of ASC 480-10-S99-3A. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $549.9 million on September 30, 2021. The redemption value is calculated by multiplying the 31,657,545 Class B Units by the $17.37 trading price of our Class A common stock on September 30, 2021.

Concurrent with future redemptions of the Class B Units, an equal number of shares of the Class B common stock will be cancelled.

Earnings (Loss) per Share

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
Numerator:	2021	2021
Net income (loss)	$(31,346)	$36,725
Less: Net loss attributable to non-controlling interests	5,590	16,126
Net income attributable to GNOG - basic	(25,756)	52,851
Less: Gain on warrant derivatives	—	(71,031)
Add: Net loss attributable to non-controlling interests	—	(16,126)
Net loss attributable to GNOG - diluted	$(25,756)	$(34,306)

Denominator:
Weighted average shares outstanding - Class A common stock	46,570	44,767
Weighted average shares outstanding - RSUs	—	59
Subtotal - basic	46,570	44,826
Weighted average shares outstanding - Warrants	—	2,430
Weighted average shares outstanding - Class B Units redeemed	—	31,499
Weighted average shares outstanding - diluted	46,570	78,755

Earnings (loss) per share:
Basic	$(0.55)	$1.18
Diluted	$(0.55)	$(0.44)

No earnings (loss) per share are presented for periods preceding the Acquisition Transaction as only the Class B common shares would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common shares do not participate our income or loss.

9.  Commitments and Contingencies

Leases

In connection with the Acquisition Transaction, GNOG LLC entered into office leases with GNAC and Golden Nugget respectively, or their respective affiliates (collectively, the “Office Leases”). The Office Leases provide for annual rent payments of $88,128 for the office space leased in Houston, Texas and $24,252 for the office space leased in Atlantic City, New Jersey, subject to an increase of 10% for any renewal term and market rent increases in the event that GNOG LLC requires the use of additional office space during the term thereof. However, any amounts actually paid by GNOG LLC under the Trademark License Agreement and the A&R Online Gaming Operations Agreement (see Note 10) will be credited against GNOG LLC’s rent obligations under the Office Leases. Consequently, we paid no rent expenses pursuant to these leases during the three and nine months ended September 30, 2021. Each Office Lease will have a term of five years. In connection with any renewal of the term of the A&R Online Gaming Operations Agreement (see Note 10), GNOG LLC has an option to renew each Office Lease for the lesser of (i) five years or (ii) the length of the renewed term of the A&R Online Gaming Operations Agreement. Each Office Lease may be terminated by GNOG LLC or the respective landlord upon six months’ notice.

We also certain lease computer equipment and other infrastructure used to operate our sports platform.

Assuming no amounts are paid under the Trademark License Agreement and the A&R Online Gaming Operations Agreement, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2021	$76
2022	304
2023	304
2024	184
2025	84
Total	$952

Other Contractual Obligations and Contingencies

We have entered into a number of agreements for advertising, licensing, market access, technology, and other services. Certain of these agreements have early termination rights that, if exercised, would reduce the aggregate amount of such payable under these commitments. As of September 30, 2021, future minimum payments under these contracts that are non-cancelable are as follows (in thousands):

Year Ending December 31,
2021	$7,770
2022	15,120
2023	4,800
2024	22,920
2025	21,184
Thereafter	46,350
Total	$118,144

Agreement with Danville Development

On November 18, 2020, we entered into a definitive agreement with Danville Development, for market access to the State of Illinois (see Note 10). Pursuant to this agreement, we have committed to cause to be provided a mezzanine loan in the amount of $30.0 million to Danville Development for the development and construction a new Golden Nugget branded casino in Danville, Illinois. This mezzanine loan is currently expected to be fully funded in the first quarter of 2022.

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

10.  Related Party Transactions

Second A&R Intercompany Note

In connection with the Acquisition Transaction, LF LLC, as maker of the note, and GNOG LLC, as payee, entered into the Second A&R Intercompany Note, which amended and restated that certain Amended and Restated Intercompany Note, dated December 16, 2020, by LF LLC and GNOG LLC (the “First A&R Intercompany Note”). Under the Second A&R Intercompany Note, LF LLC continues to act as a guarantor under the Company’s term loan credit agreement. In addition, the Second A&R Intercompany Note provided for, among other things, (a) a reduction in the principal amount outstanding under the First A&R Intercompany Note by $150.0 million, which reduction occurred at closing of the Acquisition Transaction, and (b) a reduction in the amounts payable thereunder to 6% per annum, to be paid quarterly on the outstanding balance from day to day thereunder. The remaining principal amount due and owing under the Second A&R Intercompany Note will be correspondingly reduced for each payment made under the term loan credit agreement that reduces the principal amount of the loans under the term loan credit agreement. The A&R HoldCo LLC agreement provides for the issuances of Class B Units of GNOG LLC, and the equivalent number of shares of Class B common stock of the Company to LF LLC in consideration of the payments described in clause (b) above that are made by LF LLC to GNOG LLC pursuant to the terms of the Second A&R Intercompany Note, with such payments and equity issuances being treated as capital transactions for accounting purposes. Amounts paid under the Second A&R Intercompany Note for the nine months ended September 30, 2021 were $4.3 million. No such payments were made for the three months ended September 30, 2021.

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

Tax Receivable Agreement

In connection with the Acquisition Transaction, we entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with LF LLC. The Tax Receivable Agreement provides for payment to LF LLC in respect of 85% of the U.S. federal, state and local income tax savings allocable to us from Landcadia Holdco and arising from certain transactions, including (a) certain transactions contemplated under the Purchase Agreement and (b) the exchange of LF LLC’s Class B Units for shares of our Class A common stock, par value $0.0001 per share, as determined on a “with and without” basis, and for an early termination payment to LF LLC in the event of a termination with a majority vote of disinterested directors, a material breach of a material obligation, or a change of control, subject to certain limitations, including in connection with available cash flow and financing facilities. Assuming no exchange of LF LLC’s Class B Units pursuant the A&R Holdco LLC Agreement (as defined below), the estimated liability under the Tax Receivable Agreement (“TRA liability”) of $24.2 million is recognized in our consolidated balance sheets as of September 30, 2021. Payments for such TRA liability will, subject to certain limitations, including in connection with available cash flow and financing facilities, be made annually in cash and are expected to be funded with tax distributions from Landcadia Holdco. The Tax Receivable Agreement payments will commence in the year following our ability to realize tax savings provided through the transaction and, at this time, are expected to commence sometime after 2025 (with respect to taxable periods ending in 2024). The amount and timing of such Tax Receivable Agreement payments may vary based upon a number of factors. The Tax Receivable Agreement also provides for an accelerated lump sum payment on the occurrence of certain events, among them a change of control (a “Tax Liability Acceleration Payment”). Based upon certain assumptions, it is estimated that such early termination payment could amount to approximately $322.3 million as of September 30, 2021. It is anticipated that such early termination payments may be made from the proceeds of such change of control transaction; however, we may be required to fund such early termination payments from other sources and there can be no assurances that the Company will be able to finance such obligations in a manner that does not adversely affect its working capital or financial conditions. The DraftKings Merger will not result in a Tax Liability Acceleration Payment, as Landry’s Fertitta has agreed to waive, in accordance with the terms of the Support Agreement, any payments due under Article IV of the Tax Receivable Agreement contingent upon the consummation of the DraftKings Merger. In addition, pursuant to the terms of the Support Agreement contingent upon the consummation of the DraftKings Merger, Landry’s Fertitta has agreed to have the Tax Receivable Agreement terminate and be of no further force or effect and have all liabilities and obligations thereunder, including the TRA liability, be fully satisfied, extinguished and released.

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

While the trademarks licensed under the Trademark License Agreement generally will be exclusively licensed to us, in the event that (i) a new market or opportunity becomes available (e.g., pursuant to the legalization of online gaming in another jurisdiction), and (ii) we are unwilling, unable or otherwise fail to pursue such market or opportunity, Golden Nugget will be permitted to pursue such market or opportunity and utilize the trademarks covered by the Trademark License Agreement with respect thereto. For the avoidance of doubt, nothing in the Trademark License Agreement will restrict us (or Golden Nugget) from owning or operating an online-based casino using marks that are not covered by the Trademark License Agreement. We expensed $0.7 million and $1.9 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $0.8 million for the three and nine months ended September 30, 2020 under this agreement and the predecessor of the A&R Online Gaming Operations Agreement (together referred to as the “Royalty Agreements).” Amounts payable under the Royalty Agreements as of September 30, 2021 are $1.3 million, which are included along with other various amounts paid on our behalf as payable to an affiliate on our consolidated balance sheets. Amounts payable under the Royalty Agreements as of December 31, 2020 were $0.4 million, which are included along with other various amounts paid on our behalf as payable to an affiliate on our consolidated balance sheets. In connection with the DrafKings Merger, we agreed to amend the Trademark License Agreement pursuant to terms agreed to in the Merger Agreement, including, among other things, to extend the term of the Trademark License Agreement from twenty years to fifty years.

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

Services Agreement

In connection with the Acquisition Transaction, we terminated our prior shared services agreement and entered into the Services Agreement (together, the “Services Agreements”) with Golden Nugget to provide for the performance of certain services. Pursuant to the Services Agreement entered, GNAC and Golden Nugget have agreed to provide certain services and facilities, including payroll, accounting, financial planning and other agreed upon services, to us from time to time and we have agreed to provide continued management, consulting and administrative services to Golden Nugget’s applicable subsidiary in connection with retail sports wagering conducted and such subsidiary’s brick-and-mortar casino. Under this agreement, each party is responsible for its own expenses and the employer of any shared employee is responsible for such shared employee’s total compensation. We are also obligated to reimburse the party providing the service or facilities at cost. Reimbursements we expensed under the Services Agreements totaled $66 thousand and $58 thousand for the three months ended September 30, 2021 and 2020, respectively. Reimbursements we expensed under the Services Agreements totaled $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. The Services Agreement is expected to be terminated in connection with the closing of the DraftKings Merger.

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

Tax Sharing Agreement

Prior to the closing of the Acquisition Transaction, we were subject to a tax sharing agreement with the parent of Old GNOG. Amounts owed under the tax sharing agreement as of September 30, 2021 and December 31, 2020 were $2.2 million included in payable to an affiliate on our consolidated balance sheets.

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

Overview

Golden Nugget Online Gaming, Inc. (formerly known as Landcadia Holdings II, Inc. or “GNOG”, the “Company”, “we”, “our” or “us”) is an online gaming, or iGaming, and digital sports entertainment company focused on providing our customers with the most enjoyable, realistic and exciting online gaming experience in the market. We currently operate in New Jersey, Michigan and West Virginia where we offer patrons the ability to play their favorite casino games and bet on live-action sports events, and in Virginia, where we offer online sports betting only.

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

On the terms and subject to the conditions set forth in the Merger Agreement, (a) at the Duke Effective Time (as defined in the Merger Agreement), Duke Merger Sub will be merged with and into DraftKings in accordance with the Nevada Revised Statutes (the “NRS”), with DraftKings becoming the surviving corporation (the “Duke Surviving Corporation”) and (b) at the Gulf Effective Time (as defined in the Merger Agreement), Gulf Merger Sub will be merged with and into the Company in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), with the Company becoming the surviving corporation (the “Gulf Surviving Corporation”, and together with the Duke Surviving Corporation, collectively the “Surviving Corporations”). In connection with the DraftKings Merger, certain affiliates of Tilman Fertitta will consummate certain reorganization transactions to allow Landcadia HoldCo, LLC to become a wholly-owned subsidiary of the Company following the consummation of the DraftKings Merger.

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

Each share of DraftKings Class A common stock (“DraftKings Class A Common Stock”) issued and outstanding immediately prior to the Duke Effective Time (other than excluded shares) will be cancelled, cease to exist and be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class A Common Stock and each share of DraftKings Class B common stock issued and outstanding immediately prior to the Duke Effective Time (other than excluded shares) shall be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class B common stock.

At the Gulf Effective Time, each outstanding restricted stock unit (a “GNOG RSU”) issued by the Company that (i) were outstanding on the date of the Merger Agreement or (ii) are issued to existing employees of the Company prior to the completion of the DraftKings Merger in accordance with existing agreements, will vest, be cancelled, and entitle the holder thereof to receive a number of shares of New DraftKings Class A Common Stock equal to the number of shares of the Company’s common stock subject to such GNOG RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, less a number of shares of New DraftKings Class A Common Stock equal to any applicable withholding taxes. All other issued and outstanding GNOG RSUs will be automatically converted into an equivalent restricted stock unit of New DraftKings that entitles the holder thereof to a number of shares of New DraftKings Class A Common Stock equal to the number of shares of the Company’s common stock subject to such GNOG RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, and will remain outstanding in New DraftKings.

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

The DraftKings Merger is expected to close in the first quarter of 2022, subject to the satisfaction or waiver of certain conditions, including, among others, (i) the absence of certain legal restraints that would prohibit or seek to prohibit DraftKings Merger; (ii) the receipt of certain regulatory approvals; (iii) the approval for listing on Nasdaq of the shares of New DraftKings Class A Common Stock to be issued to DraftKings stockholders and the Company’s stockholders; (iv) the Commercial Agreement (as defined in the Merger Agreement) being in full force and effect; (v) the absence, since the date of the Merger Agreement, of any effect, event, development, change, state of facts, condition, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the Company or DraftKings; and (vi) the Registration Statement on Form S-4 becoming effective in accordance with the provisions of the Securities Act of 1933 as amended (the “Securities Act”).

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

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments react to the public health crisis. The direct impact on us has been primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land based casinos reopened in July 2020 with significant restrictions, which eased over time. However, virus cases began to increase in the fall and winter of 2020 and capacity restrictions were reinstituted. During 2021 there has been additional concerns regarding COVID-19 variants; as a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully.

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

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change
Revenues
Gaming	$31,792	$22,938	$8,854	38.6%	$82,886	$59,890	$22,996	38.4%
Other	3,846	2,990	856	28.6%	11,192	8,201	2,991	36.5%
Total revenue	35,638	25,928	9,710	37.4%	94,078	68,091	25,987	38.2%
Costs and expenses
Cost of revenue	17,007	10,241	6,766	66.1%	43,868	26,930	16,938	62.9%
Advertising and promotion	16,618	5,284	11,334	214.5%	47,496	12,870	34,626	269.0%
General and administrative expense	7,858	2,187	5,671	259.3%	21,260	5,648	15,612	276.4%
Merger related expenses	2,763	—	2,763		2,763	—	2,763
Depreciation and amortization	76	55	21	38.2%	160	138	22	15.9%
Total costs and expenses	44,322	17,767	26,555	149.5%	115,547	45,586	69,961	153.5%
Operating income (loss)	(8,684)	8,161	(16,845)	(206.4)%	(21,469)	22,505	(43,974)	(195.4)%
Other expense (income)
Interest expense, net	5,180	11,311	(6,131)	(54.2)%	15,983	19,077	(3,094)	(16.2)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$Change	% Change	2021	2020	$Change	% Change
Loss (gain) on warrant derivatives	18,944	—	18,944	n/a	(71,031)	—	(71,031)	n/a
Other expense (income)	(101)	—	(101)	n/a	331	—	331	n/a
Total other expense (income)	24,023	11,311	12,712	112.4%	(54,717)	19,077	(73,794)	(386.8)%
Income (loss) before income taxes	(32,707)	(3,150)	(29,557)	938.3%	33,248	3,428	29,820	869.9%
Provision for income taxes	(1,361)	(1,376)	15	(1.1)%	(3,477)	914	(4,391)	(480.4)%
Net income (loss)	(31,346)	(1,774)	(29,572)	1,667.0%	36,725	2,514	34,211	1,360.8%
Net loss attributable to non-controlling interests	5,590	—	5,590	n/a	16,126	—	16,126	n/a
Net income (loss) attributable to GNOG	$(25,756)	$(1,774)	$(23,982)	1,351.9%	$52,851	$2,514	$50,337	2,002.3%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues.

Gaming. Gaming revenues increased $8.9 million, or 38.6%, to $31.8 million from $22.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily the result of the impact of our launch in Michigan in late January of 2021. We also commenced operations in West Virginia and Virginia late in the third quarter.

Other. Other revenues increased $0.9 million, or 28.6%, to $3.9 million from $3.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Market access and live dealer studio broadcast revenues increased $0.6 million, or 27.5%, as royalties with existing partners increased and the addition of a new partner when compared to the prior year period. Reimbursable revenues under these arrangements also increased by $0.2 million, or 32.5%.

Operating Costs and Expenses.

Cost of revenue. Cost of revenue increased $6.8 million, or 66.1%, for the three months ended September 30, 2021 compared to the prior year comparable period as a result of the increase in gaming revenue for the third quarter. Increased gaming taxes and market access fees associated with our launch in Michigan in late January 2021 increased cost of revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Advertising and promotion. Advertising and promotion expenses increased $11.3 million, or 214.5%, to $16.6 million from $5.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase from the prior year comparable period is almost entirely attributable to our launch in the Michigan market in late January 2021.

General and administrative. General and administrative expenses increased $5.7 million, or 259.3%, to $7.9 million from $2.2 million for the prior year comparable period. This increase is due largely to stock-based compensation of $3.4 million during the three months ended September 30, 2021, whereas there was no stock-based compensation expense in the prior year. Compensation expense is also higher than the prior year period and professional fees for audit services, tax services, legal services and other costs associated with being a public company are up significantly over the prior year period.

Merger related expenses. Merger related expenses amounted to $2.8 million for the three months ended September 30, 2021 and related primarily to regulatory, legal and other professional fees incurred in connection with the DraftKings Merger. There were no merger related expenses incurred in the prior year comparable period.

Interest expense. Interest expense for the three months ended September 30, 2021 was $5.2 million as compared to $11.3 million for the three months ended September 30, 2020. The decrease is the result of the repayment of $150.0 million of the principal balance of the $300.0 term loan in connection with the December 29, 2020 closing of the Acquisition Transaction and the repayment of an additional $10.6 million in February of 2021.

Loss (gain) on warrant derivatives. In accordance with ASC 815-40, we classify our warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. The loss on warrant derivatives during the three months ended September 30, 2021 amounted to $18.9 million and no such gains or losses were recognized for the three months ended September 30, 2020.

Provision for Income Taxes. The provision for income taxes was a benefit of $1.4 million for the three months ended September 30, 2021 compared to a benefit of $1.4 million for the comparable prior year quarter. The effective tax rate was 4.2% for the three months ended September 30, 2021 as compared to 43.7% for the three months ended September 30, 2020. This decrease in the effective tax rate is primarily a result of the loss on the warrant derivative of $18.9 million and the loss attributable to the non-controlling interest for the three months ended September 30, 2021, which are not subject to federal or state income tax in our consolidated statements of operations.

Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests represents a 40.5% economic interest in the losses from GNOG LLC for the three months ended September 30, 2021. The non-controlling interests consist of the Class B Units in Landcadia Holdco held by LF LLC that have no voting rights and that are redeemable, together with an equal number of Class B common stock, for either 31,657,545 shares of Class A common stock or an equal value of cash, at our election.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues.

Gaming. Gaming revenues increased $23.0 million, or 38.4%, to $82.9 million from $59.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily the result of the impact of our launch in Michigan in late January of 2021. We also commenced operations in West Virginia and Virginia late in the third quarter.

Other. Other revenues increased $3.0 million, or 36.5%, to $11.2 million from $8.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Market access and live dealer studio broadcast revenues increased $2.3 million, or 37.2%, as royalties with existing partners increased and the addition of a new partner when compared to the prior year period. Reimbursable revenues under these arrangements also increased by $0.6 million, or 34.2%.

Operating Costs and Expenses.

Cost of revenue. Cost of revenue increased $16.9 million, or 62.9%, for the nine months ended September 30, 2021 compared to the prior year comparable period as a result of the increase in gaming revenue for the period. Increased gaming taxes and market access fees associated with our launch in Michigan in late January 2021 and brand royalty expense paid to an affiliate which began in May 2020 also increased cost of revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Advertising and promotion. Advertising and promotion expenses increased $34.6 million, or 269.0%, to $47.5 million from $12.9 million for the nine months ended September 30, 2021 compared to the nine months ended

September 30, 2020. This increase from the prior year comparable period is almost entirely attributable to our launch in the Michigan market in late January 2021.

General and administrative. General and administrative expenses increased $15.6 million, or 276.4%, to $21.3 million from $5.6 million for the prior year comparable period. This increase is due largely to stock-based compensation of $8.7 million during the nine months ended September 30, 2021, whereas there was no stock-based compensation expense in the prior year period. Compensation expense is also higher than the prior year period and professional fees for audit services, tax services, legal services and other costs associated with being a public company are up significantly over the prior year period.

Merger related expenses. Merger related expenses amounted to $2.8 million for the nine months ended September 30, 2021 and related primarily to regulatory, legal and other professional fees incurred in connection with the DraftKings Merger. There were no merger related expenses incurred in the prior year comparable period.

Interest expense. Interest expense for the nine months ended September 30, 2021 was $16.0 million as compared to $19.1 million. We entered into a $300.0 million term loan credit agreement on April 28, 2020. We repaid $150.0 principal balance of the term loan in connection with the December 29, 2020 closing of the Acquisition Transaction and repaid an additional $10.6 million in February of 2021. In connection with this repayment during the nine months ended September 30, 2021, we expensed $0.6 million in unamortized discount and loan origination costs as interest expense.

Gain on warrant derivatives. In accordance with ASC 815-40, we classify our warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. The gain on warrant derivatives during the nine months ended September 30, 2021 amounted to $71.0 million and no such gains were recognized for the nine months ended September 30, 2020.

Other expense. Other expense consists of prepayment premiums associated with the repayment of $10.6 million principal amount of our term loan during the nine months ended September 30, 2021, partially offset by non-cash gains on the tax receivable agreement during the period.

Provision for income taxes. The provision for income taxes was a benefit of $3.5 million for the nine months ended September 30, 2021 compared to tax expense of $0.9 million for the comparable prior year quarter. This decrease of $4.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, is primarily a result of pre-tax losses for the period as the gain on the warrant derivative of $71.0 million and the loss attributable to the non-controlling interest for the nine months ended September 30, 2021, are not subject to federal or state income tax in our consolidated statements of operations.

Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests represents an average 41.4% economic interest in the losses from GNOG LLC for the nine months ended September 30, 2021. The non-controlling interests consist of the Class B Units in Landcadia Holdco held by LF LLC that have no voting rights and that are redeemable, together with an equal number of Class B common stock, for either 31,657,545 shares of Class A common stock or an equal value of cash, at our election.

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

In February 2021, we repaid $10.6 million of the term loan and incurred a prepayment premium of $1.6 million which was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $0.2 million in deferred debt issuance costs and $0.4 million in unamortized debt discount as interest expense in our consolidated statement of operations for the nine months ended September 30, 2021.

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

Outlook.  Considering that we have cash and cash equivalents of $134.4 million at September 30, 2021 and based on our current level of operations in New Jersey, we believe that cash on hand and cash generated from our New Jersey operations will be adequate to meet our anticipated obligations under our contracts, debt service requirements, capital expenditures and working capital needs for the next twelve months. However, we cannot be certain that our business will generate sufficient cash flow from operations; that the U.S. economy will continue to grow in 2021 and beyond; that our anticipated earnings projections will be realized; or that future equity offerings or borrowings will be available in the capital markets to enable us to service our indebtedness or to make anticipated advertising expenditures. If we expand our business into new markets in the future, our cash requirements may increase significantly and we may need to complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Cash Flows. Net cash used by operating activities was $29.5 million for the nine months ended September 30, 2021 compared to $24.4 million provided by operating activities for the nine months ended September 30, 2020. Factors affecting changes in operating cash flows are similar to those that impact net income, with the exception of non-cash items such as gains on warrant derivatives, stock-based compensation, gains on tax receivable agreement liability, amortization of debt issuance costs and discounts, depreciation and amortization and deferred taxes. Additionally, changes in working capital items such as accounts receivable, accounts payable, accrued liabilities, other assets and customer deposits can significantly affect operating cash flows. Cash flows used by operating activities during the nine months ended September 30, 2021 were higher as a result of net income of $36.7 million for the nine months ended September 30, 2021 being reduced by non-cash items totaling $62.8 million as compared to net income of $2.5 million for the nine months ended September 30, 2020 being decreased by non-cash items totaling $0.6 million. Working capital fluctuations further increased cash used in operating activities by $3.4 million for the nine months ended September 30, 2021, most notably the increase in other assets, compared to cash provided by working capital fluctuations of $22.5 for the nine months ended September 30, 2020.

Net cash used in investing activities was $0.6 million for nine months ended September 30, 2021, which consisted of capital expenditures for the period.

Net cash provided by financing activities was $102.1 million for nine months ended September 30, 2021, compared to $14.1 million of cash used in financing activities for the nine months ended September 30, 2020. The main driver of this variance is the $110.1 million in net cash received for warrant exercises offset by the repayment of $10.6 million of the term loan during the nine months ended September 30, 2021. Dividends of $30.8 million were paid to the parent of Old GNOG during the comparable period in the prior year and contributions from LF, LLC amounted to $16.8 million.

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

In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary to fairly present our financial position, results of operations, cash flows and changes in stockholders’ equity for all periods presented. Interim results for the three and nine months ended September 30, 2021 may not be indicative of the results that will be realized for the full year ending December 31, 2021.

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

Interest Rate Risk

Total long-term debt at September 30, 2021 included $139.4 million of floating-rate debt that bears interest at LIBOR + 12%, with a 1% floor. As a result, our annual interest cost in 2021 could fluctuate based on short-term interest rate changes. A 10% change in the floating-rate would have no impact on our cash flows due to the 1% floor; however, there are no assurances that possible future rate changes would not impact cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness described below.

Changes in Internal Control over Financial Reporting

As previously reported, the Company identified a material weakness in our internal control over financial reporting related to our accounting for the warrants we issued in connection with our initial public offering. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

To respond to this material weakness, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We have further improved this process by enhancing access to accounting literature and engaging third-party professionals with whom to consult regarding complex accounting applications.

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

Other than the item noted above, there has been no change in the Company’s internal control over financial reporting as of September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 10, 2021