Form 10-K
period 2021-12-31
Golden Nugget Online Gaming, Inc.
filed 2022-03-15
CIK 1768012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ◻Yes    ☒No

Indicate by check mark if the registrant is not required of file reports pursuant of Section 13 or Section 15(d) of the    ◻Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes    ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒Yes    ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.               ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒Yes    ◻No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐Yes    ☒No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $541,992,765 as of June 30, 2021, based upon the market price of $12.76 per share, excluding shares held by directors and executive officers. As of February 28, 2022, 46,878,464 shares of Class A common stock, par value $0.0001 per share, and 31,657,545 shares of Class B common stock, par value $0.0001 per share were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K (this “Annual Report”) that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements relating to our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “will”, “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the ability of DraftKings Inc. (“DraftKings”) and us to satisfy the conditions to the consummation of the DraftKings Merger (as such term is defined below), including receipt of required regulatory approvals for the DraftKings Merger (and the risks that such regulatory approvals may not be obtained or might be obtained but may contain materially burdensome conditions, including the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
●	the risk that a termination of the DraftKings Merger Agreement (as defined below) could negatively impact the Company and result in the payment of a termination fee;
●	the risk that the announcement and consummation of the DraftKings Merger disrupts our current plans;
●	our ability to maintain the listing of shares of our Class A common stock on the Nasdaq Stock Market LLC (“Nasdaq”);
●	our ability to raise financing in the future;
●	our success in retaining or recruiting officers, key employees or directors;
●	factors relating to our future business, operations and financial performance, including:
●	our inability to compete with other forms of entertainment for consumers’ discretionary time and income;
●	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global COVID-19 pandemic and reductions in discretionary consumer spending, among others;
●	our inability to attract and retain users;
●	our inability to profitably expand into new markets;
●	changes in applicable laws or regulations;
●	the failure of third-party service providers to perform services and protect intellectual property rights required for the operation of GNOG’s business;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
●	other factors detailed herein under the sections entitled “Risk Factors.”

These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents, we have filed with the U.S. Securities and Exchange Commission. Accordingly,

forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in that section, alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. These risk factors include, but are not limited to, the following:

●	The completion of the DraftKings Merger is subject to a number of conditions and the DraftKings Merger Agreement may be terminated in accordance with its terms. As a result, there is no assurance when or if the DraftKings Merger will be completed.
●	A termination of the DraftKings Merger Agreement could negatively impact the Company and could result in payment of a termination fee.
●	The pendency of the DraftKings Merger could adversely affect the Company’s and DraftKings’ respective businesses, results of operations and financial condition.
●	Competition within the gaming industry is intense and our existing and potential users may be attracted to our competitors’ offerings as well as competing forms of entertainment such as television, movies, sporting events, and other online/digital experiences. If our offerings do not continue to be popular, our business could be harmed.
●	The COVID-19 pandemic could adversely impact our business, results of operations and financial condition.
●	Economic downturns and adverse political and market conditions beyond our control could adversely negatively affect our business, financial condition and results of operations.
●	Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.
●	We may experience fluctuations in our operating results, which make our future results difficult to predict and may cause our operating results to fall below expectations.
●	The success, including win or hold rates, of existing or future iGaming and sports betting products depends on a variety of factors and is not entirely in our control.
●	Our growth inherently depends on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and business prospects.
●	We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in such systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our online gaming offerings, software applications and systems, and the third-party platforms upon which they are made available could contain undetected errors.
●	Despite our security measures, our information technology and infrastructure is vulnerable to attacks by hackers or breaches resulting from employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.
●	Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.

●	If we fail to detect fraud or theft, including by our users and employees, our brand’s reputation may suffer which could negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.
●	Our business is dependent on agreements with certain of our affiliates, and our failure to comply with the terms of such agreements, or failure to maintain our relationship with Golden Nugget and its affiliates, may have a material adverse effect on our business, results of operations, cash flows and financial condition.
●	We rely on strategic relationships with casinos and other gaming operators to offer our products in certain jurisdictions. If we cannot establish and manage such relationships with these partners, our business, financial condition and results of operations could be adversely affected.
●	We rely on third-party providers to validate the identity and location of our users, and if such providers fail to accurately confirm user information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
●	We rely on third-party payment processors to process deposits and withdrawals made by customers on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.
●	We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
●	We rely on licenses to use the intellectual property rights of third parties, which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.
●	Our business is subject to a variety of U.S. laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.
●	Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions and if we fail to obtain such licenses our business, financial condition, results of operations and business prospects could be impaired.
●	We are subject to risks related to the geographic concentration of our operations.
●	Because we have elected to take advantage of the “controlled company” exemption to the corporate governance rules under Nasdaq rules, our stockholders do not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies and which could make our common stock less attractive to some investors or otherwise harm our stock price.
●	The dual class structure of our common stock has the effect of concentrating voting power with Tilman Fertitta and his affiliates, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
●	Future sales of substantial amounts of Class A common stock in the public market (including shares of Class A common stock issuable in connection with the exercise of our warrants), or the perception that such sales may occur, could cause the market price for shares of our Class A common stock to decline.

●	Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs and impact our future financial performance.

PART I

ITEM 1. BUSINESS

Overview

Except as expressly stated or the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “GNOG” refer to Golden Nugget Online Gaming, Inc.

We are an online gaming, or iGaming, and digital sports entertainment company focused on providing its customers with the most enjoyable, realistic and exciting online gaming experience in the market. We currently operate in New Jersey, Michigan and West Virginia, where it offers patrons the ability to play their favorite casino games and bet on live-action sports events, and in Virginia, where it currently offers online sports betting only. Our desire to innovate, improve and offer the most realistic online gaming platform drives our employees and defines our business, as we pursue our vision to be the leading destination for online gaming players with a modern mindset.

We were one of the first online gaming operators to enter the New Jersey market in 2013 and Michigan market on January 22, 2021 and we recently entered the West Virginia market on September 22, 2021, and the Virginia market (offering online sports betting only) on September 29, 2021. As an affiliate of the Golden Nugget/Landry’s family of companies, which we refer to as “GNL,” we aspire to live up to the reputation of the Golden Nugget brand, a storied brand in the gaming industry, by providing customers with an online gaming experience consistent with the land-based casinos of Golden Nugget, LLC, a Nevada limited liability company and an indirect wholly owned subsidiary of FEI (as defined below) (“Golden Nugget”). Our technology is designed to create superior online betting experiences for the avid casino and sports bettor. Our goals have been shaped with these players in mind, both in who he or she is today and who we anticipate he or she will become as the gaming industry evolves. The vision of the Golden Nugget brand underpins our position as a market leader and innovator in today’s rapidly expanding online gaming industry.

We believe that we are well-positioned for continued growth with the support of the Golden Nugget brand and its seasoned management team, together with our commitment to innovation. We believe that this enviable combination of expertise, brand recognition and infrastructure will not only support our continued success in the New Jersey, Michigan and West Virginia markets, but also allow us to capture market share in other key online gaming states in the future. We recently entered the Virginia (in respect of online sports betting only), West Virginia and Michigan markets, and are currently targeting Arizona, Pennsylvania and Illinois as states in which we plan to enter in the near future, subject to regulatory approvals, with Colorado, Iowa, and Louisiana expected to follow, subject to regulatory approvals.

Our Class A common stock is currently listed on the Nasdaq under the symbol “GNOG.” Our principal executive offices are located at 1510 West Loop South, Houston, Texas 77027. Our telephone number is (713) 850-1010, and our website address is http://www.gnoginc.com.

Corporate History

Golden Nugget Online Gaming, Inc. (formerly known as Landcadia Holdings II, Inc. or “Landcadia II”) was originally incorporated as CAPS Holdings LLC, a Delaware limited liability company, on August 11, 2015, and converted into a Delaware corporation on February 4, 2019, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On May 9, 2019, Landcadia II consummated an initial public offering, after which its securities began trading on Nasdaq.

On December 29, 2020 we completed the acquisition of Golden Nugget Online Gaming, LLC (formerly known as Golden Nugget Online Gaming, Inc.) (“GNOG LLC”), a New Jersey limited liability company and wholly owned subsidiary of GNOG Holdco (as defined below) (the “Acquisition Transaction”). The acquisition was completed pursuant to the purchase agreement, dated June 28, 2020 (as amended on September 17, 2020 and December 20, 2020, the “Purchase Agreement”) by and among the Company, LHGN HoldCo, LLC, a Delaware limited liability company and newly formed, wholly owned subsidiary of the Company (“Landcadia Holdco”), Landry’s Fertitta, LLC, a Texas

limited liability company (“LF LLC”), GNOG Holdings, LLC, a Delaware limited liability company and newly formed, wholly owned subsidiary of LF LLC (“GNOG Holdco”), and GNOG LLC. Following the closing of the Acquisition Transaction, we changed our name from “Landcadia Holdings II, Inc.” to “Golden Nugget Online Gaming, Inc.”

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

DraftKings Merger

On August 9, 2021, the Company, DraftKings Inc., a Nevada corporation (“DraftKings”), New Duke Holdco, Inc., a Nevada corporation and a wholly owned subsidiary of DraftKings (“New DraftKings”), Duke Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of New DraftKings (“Duke Merger Sub”), and Gulf Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of New DraftKings (“Gulf Merger Sub” and, together with Duke Merger Sub, the “Merger Subs”), entered into an agreement and plan of merger (the “DraftKings Merger Agreement”), pursuant to which New DraftKings will, among other things, acquire all of our issued and outstanding shares of common stock. The transactions contemplated by the DraftKings Merger Agreement and the other related transactions are referred to herein as the “DraftKings Merger.”

On the terms and subject to the conditions set forth in the Merger Agreement, (a) at the Duke Effective Time (as defined in the DraftKings Merger Agreement), Duke Merger Sub will be merged with and into DraftKings in accordance with the Nevada Revised Statutes (the “NRS”), with DraftKings becoming the surviving corporation (the “Duke Surviving Corporation”) and (b) at the Gulf Effective Time (as defined in the DraftKings Merger Agreement), Gulf Merger Sub will be merged with and into the Company in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), with the Company becoming the surviving corporation (the “Gulf Surviving Corporation”, and together with the Duke Surviving Corporation, collectively the “Surviving Corporations”). In connection with the DraftKings Merger, certain affiliates of Tilman Fertitta will consummate certain reorganization transactions to allow Landcadia Holdco to become a wholly owned subsidiary of the Company following the consummation of the DraftKings Merger.

The DraftKings Merger Agreement provides that upon the consummation of the DraftKings Merger, each holder of our common stock will receive 0.365 (the “Exchange Ratio”) of a share of Class A common stock, par value 0.0001 per share, of New DraftKings (the “New DraftKings Class A Common Stock”) for each share of our common stock issued and outstanding immediately prior to the Gulf Effective Time (other than certain excluded shares).

Each share of Class A common stock, par value $0.0001 per share, of DraftKings (“DraftKings Class A Common Stock”) issued and outstanding immediately prior to the Duke Effective Time (other than certain excluded shares) will be cancelled, cease to exist and be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class A Common Stock and each share of Class B common stock, par value $0.0001 per share, of DraftKings issued and outstanding immediately prior to the Duke Effective Time (other than certain excluded shares) will be converted into one validly issued, fully paid and non-assessable share of Class B common stock, par value $0.0001 per share, of New DraftKings.

At the Gulf Effective Time, each outstanding restricted stock unit (a “RSU”) issued by us that (i) was outstanding on the date of the DraftKings Merger Agreement or (ii) is issued to our existing employees prior to the completion of the DraftKings Merger in accordance with existing agreements, will vest, be cancelled, and entitle the holder thereof to receive a number of shares of New DraftKings Class A Common Stock equal to the number of shares of our common stock subject to such RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, less a number of shares of New DraftKings Class A Common Stock equal to any applicable withholding taxes. All other issued and outstanding RSUs will be automatically converted into an equivalent restricted stock unit of New DraftKings that entitles the holder thereof to a number of shares of New DraftKings Class A Common Stock equal to the number of shares of our common stock subject to such RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, and will remain outstanding in New DraftKings.

At the Gulf Effective Time, each outstanding warrant issued by us (“Private Placement Warrant”) to purchase shares of our Class A common stock will automatically and without any required action on the part of the holder convert into a warrant to purchase a number of New DraftKings Class A Common Stock equal to the product of (x) the number of shares of our Class A common stock subject to such Private Placement Warrant immediately prior to the Gulf Effective Time multiplied by (y) the Exchange Ratio, and the exercise price of such Private Placement Warrant will be determined by dividing (1) the per share exercise price of such Private Placement Warrant immediately prior to the Gulf Effective Time by (2) the Exchange Ratio.

The DraftKings Merger is expected to be a tax-deferred transaction to our stockholders and warrant holders, and the closing of the DraftKings Merger is conditioned on the receipt of a tax opinion to such effect.

The DraftKings Merger is expected to close in the first quarter of 2022, subject to the satisfaction or waiver of certain conditions, including, among others, (i) the absence of certain legal restraints that would prohibit or seek to prohibit DraftKings Merger; (ii) the receipt of certain regulatory approvals; (iii) the approval for listing on Nasdaq of the shares of New DraftKings Class A Common Stock to be issued to DraftKings stockholders and our stockholders; (iv) the Commercial Agreement (as defined in the DraftKings Merger Agreement) being in full force and effect; and (v) the absence, since the date of the DraftKings Merger Agreement, of any effect, event, development, change, state of facts, condition, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on us or DraftKings.

Concurrently with the execution of the DraftKings Merger Agreement, DraftKings entered into a support and registration rights agreement (the “Support Agreement”) with New DraftKings, Tilman J. Fertitta (“Fertitta”), Fertitta Entertainment, Inc., a Texas corporation (“FEI”), LF LLC, Golden Landry’s LLC, a Texas limited liability company (“Golden Landry’s”) and Golden Fertitta, LLC, a Texas limited liability company (“Golden Fertitta” and together with Fertitta, FEI, LF LLC and Golden Landry’s, the “Fertitta Parties”), pursuant to which the Fertitta Parties agreed (i) not to transfer the New DraftKings Class A Common Stock that the Fertitta Parties will receive in the DraftKings Merger prior to the first anniversary of the closing of the DraftKings Merger and (ii) from the date of the Support Agreement to the five-year anniversary of the closing of the DraftKings Merger, not to engage in a Competing Business (as defined in the Support Agreement). New DraftKings agreed to provide the Fertitta Parties with shelf registration rights with respect to New DraftKings Class A Common Stock and warrants to purchase New DraftKings Class A Common Stock that the Fertitta Parties will receive in connection with the DraftKings Merger. In addition, the Fertitta Parties have agreed to execute (and cause its affiliates to execute) all such agreements and take such action as required to waive the obligations of all Fertitta Parties to make interest payments on behalf of the Company and of the Company to issue equity in relation to such payments.

Concurrently with the execution of the DraftKings Merger Agreement, LF LLC entered into a contribution agreement, dated as of August 9, 2021 and amended as of November 15, 2021 with New DraftKings whereby LF LLC agreed to contribute to New DraftKings all of LF LLC’s interests in Landcadia Holdco in exchange for shares of New DraftKings Class A common stock upon the closing of the DraftKings Merger. New DraftKings entered into the GNOG Contribution Agreement with us whereby New DraftKings agreed to contribute the aforementioned interests in Landcadia Holdco to us in exchange for shares of our common stock.

Industry Background/Market Opportunity

We are focused on becoming a leader in U.S. iGaming, which is a fast-growing part of the larger U.S. gaming industry. iGaming includes all online casino games played on a computer or mobile device such as slots, video poker, electronic table games and live dealer table games, but does not include online sports betting. The iGaming market includes both “Pure Casino” players who sign up for the primary purpose of playing online casino games, such as slots or table games, as well as sports betting players who also want to play casino games.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, which we refer to as “COVID-19.” The current COVID-19 pandemic has served as a catalyst to accelerate growth in the U.S. iGaming industry as many people are spending more time at home. The pandemic has changed the way people work and live, with increased use and dependence on technology and a need for at-home entertainment options. The number of people engaging in iGaming has increased significantly as a result of these changes, some of which are currently expected to continue for an indefinite period of time or may become permanent. According to the New Jersey Division of Gaming Enforcement (the “DGE”), the iGaming market in New Jersey has grown significantly, from approximately $221 million in total iGaming revenues in 2017 to approximately $462 million in 2019, and to approximately $931.5 million in 2020, representing a 101.7% increase over the same period in 2019. Total iGaming revenues in New Jersey for 2021 were $1,337 million.

We have operated real money online gaming within the State of New Jersey since 2013, in the State of Michigan since 2021 and West Virginia since September 2021. We are also contracted to manage certain third parties that are also authorized to operate real money online gaming in New Jersey, for which we receive royalties and cost reimbursement. As of the date of this Annual Report, iGaming is legal in New Jersey, Pennsylvania, Delaware, Michigan, West Virginia, Connecticut, and Nevada, and online sports betting is legal in twenty-one states, the District of Columbia and Puerto Rico. In addition, legislation to legalize iGaming and/or sports betting is pending in several states. We anticipate that legalization of iGaming and online sports betting will expand across the U.S. as states understand and appreciate the revenue potential.

Over the last few years, iGaming revenue as a percentage of land-based gaming revenue has grown. For example, based on data released by the DGE, between 2016 and 2019, iGaming revenue grew from 7.0% to 17.0% of land-based gaming revenue in New Jersey. For 2020, iGaming revenue in New Jersey represented 62.0% of land-based gaming revenue, according to data published by the DGE. On March 16, 2020, all Atlantic City land-based casinos were required to close because of the governmental response to the COVID-19 pandemic. In January, February and March 2020, iGaming revenues represented 27.7%, 23.0% and 75.8% of Atlantic City land-based casino gaming revenues, respectively. During April, May and June 2020, Atlantic City land-based casino gaming generated no revenue. Atlantic City casinos reopened on July 2, 2020, resulting in the percentage of iGaming revenues compared to Atlantic City land-based casino gaming revenues decreasing to 65.6% for the month of December 2020. The increase in iGaming revenues in 2020 is attributable, in part, to the temporary closure of Atlantic City casinos, leading traditional casino players to utilize online gaming. Nonetheless, we believe the COVID-19 pandemic has accelerated the growth trend in iGaming. Our management estimates that, on a run-rate basis, the iGaming market in the U.S. long-term will achieve 30.0% penetration versus the land-based market. For 2021, iGaming revenue was 54.0% of land-based gaming in New Jersey.

Our Competitive Strengths

Our competitive strengths include:

●	The strength of the Golden Nugget brand;
●	iGaming focus targeting high value customers;
●	Profitable customer acquisition;
●	Market-leading innovation and content;
●	Continued support from Golden Nugget;
●	Seasoned management team of industry experts;
●	Best-in-class customer support; and
●	Proven operator with industry recognition.

Strength of the Golden Nugget Brand

One of the unique features that have contributed to our success is our affiliation with GNL and Mr. Fertitta, GNL’s chairman and chief executive officer and our chief executive officer and chairman of our Board. GNL is a household name in the U.S., with a diversified restaurant, hospitality, entertainment and gaming portfolio. The Golden Nugget name is a well-known and storied brand in the gaming industry. Celebrated since opening as a gambling hall in Las Vegas in 1946, Golden Nugget is associated with gaming and high-quality service at an attractive value. Golden Nugget maintains a geographically diverse portfolio of five land-based casinos: Golden Nugget Las Vegas, Nevada; Golden Nugget Laughlin, Nevada; Golden Nugget Lake Charles, Louisiana; Golden Nugget Biloxi, Mississippi; and Golden Nugget Atlantic City, New Jersey. The Golden Nugget casino properties offer popular slot machines and table games as well as a wide selection of amenities.

As the online gaming affiliate of Golden Nugget Atlantic City, LLC, a New Jersey limited liability company, which we refer to as “GNAC,” we have taken the best aspects of its legacy brand and modified them to attract today’s online gaming customer.

Mr. Fertitta is an internationally recognized businessman with a significant media presence throughout the U.S. According to CNBC, Mr. Fertitta’s TV show, “Billion Dollar Buyer,” was the network’s “most watched premiere hour ever” in 2016 and has aired three successful seasons. In addition, he is a New York Times Best-Selling author with his book “Shut Up and Listen,” which outlines his business philosophies. In addition to GNL, Mr. Fertitta is the sole owner of the NBA’s Houston Rockets. Our brand has been significantly enhanced through Mr. Fertitta’s promotion and support of our company.

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

Profitable Customer Acquisition

Another component of our success is our ability to attract new high value customers through GNL’s customer database. Landry’s Select Club, a restaurant loyalty program implemented in 2009 by GNL, had over 3 million members as of December 31, 2021, and prior to the outbreak of COVID-19, was adding more than 5,500 members per week. Approximately 18% of GNL’s restaurant sales are associated with Landry’s Select Club transactions. The Golden Nugget 24k Select Club, a loyalty program for Golden Nugget casino customers, had 4.9 million members as of December 31, 2021, and prior to the outbreak of COVID-19, was adding over 7,000 new members per week on average since July of 2019. Management believes that access to this database is an advantage in promoting our products to new customers and will accelerate our growth into new jurisdictions as the legalization of online gaming spreads across the U.S.

In addition to using the GNL databases, we target our marketing efforts through high-quality traffic sources including TV advertising, targeted digital spend, and extensive relationships with leading affiliates in the U.S. market to increase our customer base. As is typical in high-growth industries, we believe most companies in the online gaming vertical to date have allocated a disproportionate amount of their capital to marketing and advertising to build a customer database in the hopes of capturing market share. In contrast, we have been able to keep customer acquisition costs relatively low as a percentage of our revenue while achieving significant growth. We estimate that new players typically reach a break-even return on investment, or ROI, by month five, earn the company an approximately 2.2x ROI by year one, and an approximately 8.0x ROI by year five, in each case where ROI is calculated as cumulative gross gaming revenue (“GGR”) divided by advertising spend.

Market-Leading Innovation and Content

We offer customers a superior platform for iGaming with what we believe to be a best-in-class iGaming content mix, combined with continued innovation and new product offerings. As of December 31, 2021, we offered over 900 game titles in New Jersey, which we believe gives us a significant lead in the New Jersey market in terms of total available content. We believe that our ability to offer a wider array of iGaming products effectively reduces our customer acquisition costs and player churn by providing a superior product offering as compared to our competitors.

We believe that our commitment to innovation is demonstrated by consistently being first-to-market with the latest iGaming offerings:

●	Live Dealer Studio. We were the first company to launch a Live Dealer studio in the United States. The Live Dealer studio provides a more realistic environment for customers through interactions with a live dealer and fellow players, which our management believes has been a significant factor in convincing casino players to use iGaming. Because of the success of the Live Dealer studio, we have 18 tables in our Live Dealer studio as of December 31, 2021, increased from four tables when we first offered this product in 2016. The Live Dealer studio is currently undergoing an expansion to 33 tables.
●	Golden Nugget-Branded Video Slot Games. We believe that we were also the first to offer a branded video slot game online, the “Golden Nugget Video Slot,” which gives players the experience of being in one of Golden Nugget’s land-based casinos.
●	New Games. We have been successful in introducing new game categories to its customers, such as Steppers and Megaways.

We are well-positioned to maintain our status as an online gaming innovator through our strategic partnerships with the top gaming equipment suppliers in the industry, including Scientific Games Digital (“SGD”). We have a multi-year, multi-state, multi-product, multi-channel agreement with SGD for iGaming and sports betting, whereby SGD provides us with its core platform (Player Account Management, Wallet, Bonusing Tools), online casino platform (Open Gaming System), and online games, and has agreed to provide us with its online sports betting platform and sports managed trading services through June 30, 2024 in New Jersey, and will provide such platforms and services in the future for terms of generally three or four years following specified milestone events such as the initial deployment of our software in a state or of any additional vertical in Nevada, Mississippi and Pennsylvania. This and other partnerships have enabled us to launch 20 exclusive games in 2020 and 55 more games in 2021.

Support from GNL

We receive significant support from GNL through several contractual arrangements described below. We believe our relationship with GNL is highly constructive and will enable us to be successful in the long-term. Set forth below is a summary of the terms of these contractual arrangements.

Trademark License Agreement

In connection with the Acquisition Transaction, GNOG LLC entered into a trademark license agreement (the “Trademark License Agreement”) with Golden Nugget and GNLV, pursuant to which GNLV has granted GNOG LLC an exclusive license to use certain “Golden Nugget” trademarks (and other trademarks related to our business) in connection with operating online real money casino gambling and sports wagering in the U.S. and any of its territories, subject to certain restrictions. The license has a twenty-year term that commenced on the closing date of the Acquisition Transaction. During the term of the agreement, we have agreed to pay Golden Nugget a monthly royalty payment equal to 3% of Net Gaming Revenue (as defined therein). Upon the tenth and fifteenth anniversary of the effective date of the Trademark License Agreement, the monthly royalty amount payable to GNLV will be adjusted to equal the greater of (i) 3% of Net Gaming Revenue and (ii) the fair market value of the licenses (as determined by an independent appraiser, if necessary).

While the trademarks licensed under the Trademark License Agreement generally will be exclusively licensed to us, in the event that (i) a new market or opportunity becomes available (e.g., pursuant to the legalization of online gaming in another jurisdiction), and (ii) we are unwilling, unable or otherwise fail to pursue such market or opportunity, Golden Nugget will be permitted to pursue such market or opportunity and utilize the trademarks covered by the Trademark License Agreement with respect thereto (such provision, the “Exclusive Area Adjustment”). For the avoidance of doubt, nothing in the Trademark License Agreement will restrict us (or Golden Nugget) from owning or operating an online-based casino using marks that are not covered by the Trademark License Agreement.

In connection with the DraftKings Merger, GNOG LLC, Golden Nugget and GNLV agreed to amend the Trademark License Agreement pursuant to terms agreed to in the DraftKings Merger Agreement, including, among other things, to (i) extend the term of the Trademark License Agreement from twenty years to fifty years from the closing of the DraftKings Merger and (ii) eliminate the Exclusive Area Adjustment described above.

A&R Online Gaming Operations Agreement

Pursuant to an amended and restated online gaming operations agreement (the “A&R Online Gaming Operations Agreement”), GNAC granted GNOG LLC the right to host, manage, control, operate, support and administer, under GNAC’s land-based casino operating licenses, the “Golden Nugget”-branded online gaming business, the live dealer studio in New Jersey and the third-party operators. Under the A&R Online Gaming Operations Agreement, GNOG LLC is responsible for managing, administering and operating its online gaming business and providing services to GNAC in connection with the management and administration of certain platform agreements and GNAC is required to provide certain operational and infrastructure services to GNOG LLC in connection with its New Jersey operations. In addition to the royalty payable pursuant to the Trademark License Agreement, under the A&R Online Gaming Operations Agreement GNOG LLC is also obligated to reimburse GNAC for certain expenses incurred by GNAC in connection with the New Jersey online gaming business, such as New Jersey licensing costs, regulatory fees, certain gaming taxes and other expenses incurred by GNAC directly in connection with GNOG LLC’s operations in New Jersey. The A&R Online Gaming Operations Agreement has a term of five years commencing from April 2020 and is renewable by GNOG LLC for an additional five-year term. The A&R Online Gaming Operations Agreement also provides for, among other things, (a) minimum performance standards under which GNOG LLC is required to operate the “Golden Nugget”-branded online gaming business, and (b) an arm’s length risk allocation framework (including with respect to insurance and indemnification obligations).

The A&R Online Gaming Operations Agreement, as modified by the Commercial Agreement (as defined in the DraftKings Merger Agreement) and certain other changes thereto agreed upon by GNAC and GNOG LLC, is expected to remain in effect following the completion of the DraftKings Merger.

Lease Agreements

GNOG LLC leases a portion of the space within the Golden Nugget Atlantic City Hotel & Casino located at 600 Huron Ave, Atlantic City, NJ 08401 from GNAC for the operation of an online live casino table gaming studio from which live broadcasted casino games are offered to online gaming customers. The lease has a five-year term from April

27, 2020, plus one five-year renewal period. This lease is expected to remain in effect following the completion of the DraftKings Merger.

In connection with the closing of the Acquisition Transaction, GNOG LLC entered into office leases with Golden Nugget Atlantic City, LLC and Golden Nugget, LLC, respectively, or their respective affiliates (collectively, the “Office Leases”). The Office Leases provide for annual rent payments of $88,128 for the office space leased in Houston, Texas and $24,252 for the office space leased in Atlantic City, New Jersey, subject to an increase of 10% for any renewal term and market rent increases in the event that GNOG LLC requires the use of additional office space during the term thereof. However, any amounts actually paid by GNOG LLC under the Trademark License Agreement and the A&R Online Gaming Operations Agreement will be credited against GNOG LLC’s rent obligations under the Office Leases. Each Office Lease will have a term of five years. In connection with any renewal of the term of the A&R Online Gaming Operations Agreement, GNOG LLC has an option to renew each Office Lease for the lesser of (i) five years or (ii) the length of the renewed term of the A&R Online Gaming Operations Agreement. Each Office Lease may be terminated by GNOG LLC or the respective landlord upon six months’ notice. These office leases are expected to remain in effect following the completion of the DraftKings Merger.

Services Agreement

In connection with the Acquisition Transaction, GNOG LLC entered into the services agreement with Golden Nugget to provide for the performance of certain services (the “Services Agreement”). Pursuant to the Services Agreement, GNAC and Golden Nugget have agreed to provide certain services and facilities, including payroll, accounting, financial planning and other agreed upon services, to GNOG LLC from time to time and GNOG LLC has agreed to provide continued management, consulting and administrative services to Golden Nugget’s applicable subsidiary in connection with retail sports betting conducted in such subsidiary’s brick-and-mortar casino. Under the Services Agreement, each party is responsible for its own expenses and the employer of any shared employee is responsible for such shared employee’s total compensation. We are also obligated to reimburse the party providing the service or facilities at cost.

The Services Agreement is expected to be terminated in connection with the completion of the DraftKings Merger. However, certain services are expected to continue on a transitional basis pursuant to a transition services agreement to be entered into in connection with the completion of the DraftKings Merger.

Agreement with Danville Development

On November 18, 2020, GNOG LLC entered into a definitive agreement with Danville Development, LLC (the “Danville Development”) for market access to the State of Illinois. Danville Development is a joint venture between Wilmot Gaming Illinois, LLC and GN Danville, LLC, a wholly owned subsidiary of Golden Nugget and an affiliate of GNOG LLC, formed to build a new “Golden Nugget”-branded casino in Danville, Illinois, pending obtaining all regulatory approvals. GN Danville, LLC will own a 25% equity interest in Danville Development and has an option to purchase the other equity interests in the future at a price to be determined pursuant to the definitive agreement. The definitive agreement has a term of 20 years and requires GNOG LLC to pay Danville Development a percentage of its online net gaming revenue, subject to minimum royalty payments over the term. In addition, under the definitive agreement, GNOG LLC holds the exclusive right to offer online sports betting and, if permitted by law in the future, online casino wagering. GNOG LLC has committed to a mezzanine loan to be provided in the amount of $30.0 million to Danville Development, which will indirectly benefit GN Danville, LLC, for the development and construction of the casino.

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

Proven Operator with Industry Recognition

Since our inception, we have consistently been recognized as one of the best online gaming operators in the United States. We have received the following awards:

●	eGaming Review (“EGR”) North America’s Operator of the Year award in 2017, 2018, 2019 and 2020;
●	EGR North America’s Casino Operator of the Year award in 2017, 2018 and 2019;
●	EGR North America’s Acquisition Strategy award in 2017, 2018 and 2019;
●	EGR North America’s Best New Game award in 2019;
●	EGR North America’s Mobile Operator of the Year award in 2020 and 2021; and
●	iGaming North America’s Operator of the Year award in 2015, 2016 and 2017.

While we do not benchmark our success on industry awards and recognition, we believe these awards help to demonstrate our  established  cutting-edge, online gaming platform.

Short-Term Growth Plan and Opportunities

We commenced iGaming and online sports betting operations in Michigan in January 2021 and West Virginia in September 2021, and we commenced online sports betting operations in Virginia in September 2021.

Michigan

We began offering iGaming and online sports betting in Michigan in January 2021 through an arrangement with a licensed tribal casino. According to the Michigan Lawful Internet Gaming Act, as of December 31, 2021, Michigan has authorized up to 15 licenses for iGaming (three commercial land-based casinos and 12 tribes), and the applicable Michigan law allows for only one iGaming operating brand per licensee.

On June 17, 2020, GNOG LLC entered into a market access agreement with Keweenaw Bay Indian Community, a federally recognized Indian Tribe, which we refer to as “KBIC”, pursuant to which KBIC agreed to grant it the right to operate a “Golden Nugget”-branded online casino (including, at its discretion, online poker) and online sportsbook in the State of Michigan under KBIC’s casino license held in connection with KBIC’s ownership of the Ojibwa Casinos located in Baraga, Michigan and Marquette, Michigan. The initial term of the agreement with KBIC is 15 years with an optional 10-year renewal period.

West Virginia

We launched iGaming and online sports betting operations in West Virginia in September 2021. Online sports betting was legalized in West Virginia in March 2018 and iGaming was legalized in March 2019. According to the West Virginia Lottery Interactive Wagering Act and the West Virginia Lottery Sports Wagering Act, as of December 31, 2021, West Virginia has authorized up to five statewide licenses for online sports betting and iGaming each, and the applicable West Virginia laws allow for three brands per licensee.

On November 20, 2020, GNOG LLC entered into a market access agreement with Greenbrier Hotel Corporation, which gives us the right to offer online sports betting and iGaming in West Virginia. The term of the agreement with Greenbrier Hotel Corporation is for 10 years and allows GNOG LLC to use the “Golden Nugget” brand. As part of such agreement, GNOG LLC pays a percentage of its online net gaming revenue, subject to making minimum royalty payments to Greenbrier Hotel Corporation over the term.

Virginia

We launched online sports betting operations in Virginia in September 2021 and will pursue iGaming in Virginia, if and when legalized. For its operations in Virginia, LHGN Holdco has partnered with the Virginia Sports Technology Group, LLC, who have retained an equity interest in Golden Nugget Online Gaming VA, LLC, to operate online sports betting in Virginia. Golden Nugget Online VA, LLC, was granted an untethered temporary sports betting permit by the Virginia Lottery. Sports betting in Virginia was legalized in April 2020, initially authorizing a minimum of four untethered sports betting licenses and a maximum of 12 under a single brand, not including professional sports teams who may also be eligible; the same bill also authorized five new retail casinos, each of which will be able to authorize a skin.

Intellectual Property

We do not currently own any registered intellectual property. Our intellectual property portfolio consists substantially of licensed intellectual property, including the “Golden Nugget” trademarks licensed pursuant to the Trademark License Agreement with Golden Nugget and GNLV, each of which is our affiliates.

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

Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to:

●	ensure that unsuitable individuals and organizations have no role in gaming operations;
●	establish procedures designed to prevent cheating and fraudulent practices;
●	establish and maintain anti-money laundering practices and procedures;
●	establish and maintain responsible accounting practices and procedures;
●	maintain effective controls over their financial practices, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;
●	maintain systems for reliable record keeping;
●	file periodic reports with gaming regulators;
●	establish programs to promote responsible gaming; and
●	enforce minimum age requirements.

Typically, a state regulatory environment is established by statute and underlying regulations and is administered by one or more regulatory agencies (typically a gaming commission or state lottery) who regulate the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we conduct or intend to conduct our business:

●	adopt rules and regulations under the implementing statutes;

●	interpret and enforce gaming laws and regulations;
●	impose fines and penalties for violations;
●	review the character and fitness of participants in gaming operations and make determinations regarding their suitability or qualification for licensure;
●	grant licenses for participation in gaming operations;
●	collect and review reports and information submitted by participants in gaming operations;
●	review and approve certain transactions, which may include acquisitions or change-of-control transactions of gaming industry participants and securities offerings and debt transactions in which such participants engage; and
●	establish and collect fees and taxes in jurisdictions where applicable.

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

iGaming

We previously operated our iGaming platform in New Jersey pursuant to a transactional waiver order issued by the DGE. We previously applied to the Casino Control Commission for the issuance of a casino license as an “internet gaming affiliate” of GNAC and for qualification of our company as a holding company of casino licensee GNOG LLC. We also sought qualification as a financial source of GNAC in connection with our business. On November 25, 2020, regulatory approvals were received in New Jersey for the issuance of a casino license to GNOG LLC as an internet gaming affiliate of GNAC; our company to act as a holding company of casino licensee GNOG LLC; and, GNOG LLC to qualify as a financial source of GNAC. GNOG LLC has also entered into an agreement with a tribal casino in Michigan, which allows us to conduct our iGaming operations under the tribe’s license pursuant to a revenue share arrangement. We have also recently executed similar agreements in Illinois and West Virginia. On November 20, 2020, GNOG LLC entered into a market access agreement with Greenbrier Hotel Corporation, which gave us the right to offer online sports betting and iGaming in West Virginia. We subsequently launched iGaming and online sports betting operations in West Virginia in September 2021. Generally, online gambling in the United States is only lawful when specifically permitted under applicable state law (e.g., Ohio, Iowa, Colorado, New York and Arizona). At the federal level, several laws provide federal law enforcement with the authority to enforce and prosecute gambling operations conducted in violation of underlying state gambling laws. These enforcement laws include the Unlawful Internet Gambling Enforcement Act, which we refer to as the “UIGEA,” the Illegal Gambling Business Act and the Travel Act. No violation of the UIGEA, the Illegal Gambling Business Act or the Travel Act can be found absent a violation of an underlying state law or other federal law. The Wire Act provides that anyone engaged in the business of betting or wagering who knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. In 2018, the DOJ reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act. The DOJ’s updated opinion concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity. In June 2019, a federal district court in New Hampshire ruled that the DOJ’s new interpretation of the Wire Act was erroneous and vacated the DOJ’s new opinion. The DOJ had appealed the decision of the district court to the U.S. Court of Appeals for the First Circuit, which reaffirmed the district court’s decision on January 20, 2021.

Sportsbook

We previously operated our online sports betting platform in New Jersey pursuant to the transactional waiver order referenced above. On November 25, 2020, we obtained regulatory approval in New Jersey for the issuance of a casino license to us as an “internet gaming affiliate” of GNAC. GNOG LLC’s agreements with a tribal casino in Michigan and with Greenbrier Hotel Corporation in West Virginia allow us to conduct online sports betting operations in those states. In Virginia, we were granted an untethered temporary sports betting permit by the Virginia Lottery, and we have partnered with the Virginia Sports Technology Group, LLC, which has retained an equity interest in Golden Nugget Online Gaming VA, LLC, to operate online sports betting in Virginia. GNOG LLC’s market access agreement in Illinois will also allow us to conduct future online sports betting operations in that state. On May 14, 2018, the U.S. Supreme Court issued an opinion determining that the Professional and Amateur Sports Protection Act of 1992, which we refer to as “PASPA”, was unconstitutional. PASPA prohibited a state from “authorizing by law” any form of sports betting. In striking down PASPA, the Supreme Court opened the potential for state-by-state authorization of sports betting. Several states and territories, including Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Mississippi, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Dakota, Tennessee, Washington, D.C., Virginia, West Virginia and Wyoming already have laws authorizing and regulating some form of sports betting online or in brick- and-mortar establishments. Sports betting in the United States is subject to additional laws, rules and regulations at the state level.

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

We believe the principal competitive factors in the business include reliability, gaming offerings, the ability to acquire and retain users, regulatory compliance, market access, brand equity, customer service and innovation.

Employees

As of December 31, 2021, we had 259 employees. We also occasionally rely on independent contractors to support our operations. None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement.

Responsible Gaming

We are committed to the welfare of our users and as such have made available to them the industry-leading tools, systems, resources and processes they need to play responsibly.

ITEM 1A. RISK FACTORS

Our business and investing in our securities involve significant risks, some of which are described below. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this report.

Risks Related to the DraftKings Merger

The completion of the DraftKings Merger is subject to a number of conditions and the DraftKings Merger Agreement may be terminated in accordance with its terms. As a result, there is no assurance when or if the DraftKings Merger will be completed.

The completion of the DraftKings Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the DraftKings Merger Agreement, including, among others, those described herein under “Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – DraftKings Merger.” There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to close the DraftKings Merger.

In addition, if the DraftKings Merger is not completed by the outside date of May 31, 2022, which was automatically extended beyond the initial outside date of February 28, 2022 in accordance with the terms of the DraftKings Merger Agreement, either the Company or DraftKings may choose to terminate the DraftKings Merger Agreement. However, this right to terminate the DraftKings Merger Agreement will not be available to the Company or DraftKings if such party has breached in any respect any representation, warranty, covenant or agreement set forth in the DraftKings Merger Agreement in any manner that has proximately contributed to the occurrence of the failure of a condition to the consummation of the DraftKings Merger. The Company and/or DraftKings may elect to terminate the DraftKings Merger Agreement in certain other circumstances, and the Company and DraftKings can mutually decide to terminate the DraftKings Merger Agreement at any time prior to the Effective Time. If the DraftKings Merger Agreement is terminated, the Company and DraftKings may incur substantial fees in connection with the termination of the DraftKings Merger Agreement and will not recognize the anticipated benefits of the DraftKings Merger.

The termination of the DraftKings Merger Agreement could negatively impact the Company and could result in payment of a termination fee.

If the DraftKings Merger Agreement is terminated in accordance with its terms and the DraftKings Merger is not consummated, the ongoing businesses of the Company may be adversely affected by a variety of factors. In addition, the Company’s business may be adversely impacted by (i) the failure to pursue other beneficial opportunities during the pendency of the DraftKings Merger, (ii) the failure to realize the anticipated benefits of completing the DraftKings Merger, (iii) the payment of certain costs relating to the DraftKings Merger, and (iv) the focus of the Company’s management on the DraftKings Merger for an extended period of time in lieu of other matters, including the day-to-day operations of the Company. The market price of shares of the Company’s common stock may decline as a result of any such failures to the extent that the current market prices reflect a market assumption that the DraftKings Merger will be completed.

Further, the Company may be required to pay DraftKings a termination fee of $55 million if the DraftKings Merger Agreement is terminated under certain circumstances specified in the DraftKings Merger Agreement, including in connection with a material breach by the Company of its non-solicitation obligations under the DraftKings Merger Agreement. If the DraftKings Merger Agreement is terminated and the Company determines to seek another business combination or strategic opportunity, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the DraftKings Merger.

The pendency of the DraftKings Merger could adversely affect the Company’s and DraftKings’ respective businesses, results of operations and financial condition.

Before the DraftKings Merger is consummated or the DraftKings Merger Agreement is terminated in accordance with its terms, the pendency of the DraftKings Merger could cause disruptions in and create uncertainty surrounding the Company’s and DraftKings’ businesses, including affecting the Company’s and DraftKings’ relationships with their respective existing and future customers, suppliers, business partners and employees. Such risks could have an adverse effect on the Company’s and DraftKings’ respective businesses, results of operations and financial condition, as well as the market prices of their respective shares of Class A common stock, regardless of whether the DraftKings Merger is completed. In particular, the Company and DraftKings could potentially lose important personnel who decide to pursue other opportunities as a result of the DraftKings Merger. Any adverse effect could be exacerbated by a prolonged delay in closing the DraftKings Merger or if the Company and DraftKings are unable to decide quickly on the business direction or strategy of the combined company. Existing customers or suppliers of the Company and DraftKings may seek to change their existing business relationships or renegotiate their contracts with the Company or DraftKings or defer decisions concerning the Company or DraftKings, and potential customers or suppliers could defer entering into contracts with the Company or DraftKings, each as a result of the uncertainties relating to the DraftKings Merger. In addition, in an effort to complete the DraftKings Merger, the Company and DraftKings have expended, and will continue to expend, significant management resources, which are being diverted from the Company’s and DraftKings’ day-to-day operations, and significant demands are being, and will continue to be, placed on the managerial, operational and financial personnel and systems of the Company and DraftKings in connection with efforts to complete the DraftKings Merger.

The regulatory approvals required in connection with the DraftKings Merger may not be obtained or may contain materially burdensome conditions.

Completion of the DraftKings Merger is conditioned upon the receipt of certain regulatory approvals, and neither we nor DraftKings can provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the DraftKings Merger are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the DraftKings Merger or reducing the anticipated benefits of the DraftKings Merger. If either we or DraftKings agrees to any material conditions in order to obtain any approvals required to complete the DraftKings Merger, the business and results of operations of the combined company may be adversely affected.

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

Suspensions, postponements and cancellations of major sports seasons and sporting events during the COVID-19 pandemic have negatively impacted our sports betting business. On the other hand, business closures or capacity limitations, stay-at-home orders and other measures imposed in light of the COVID-19 pandemic have resulted in a significant increase in our iGaming business, as our offering is well suited for the current environment and consumers’ other options for leisure and entertainment are limited. Total iGaming revenues in New Jersey were $1,337.0 million in 2021, representing a 43.5% increase over the same period in 2020. If and when the threat of the COVID-19 pandemic diminishes, or businesses are otherwise able to return to operations at or near pre-pandemic levels, we will face competition for consumers’ discretionary time and income from many more forms of entertainment that were unavailable, or available on a limited basis, during the COVID-19 pandemic. As a result, our growth may slow as consumers, including those incremental players acquired during the pandemic, have more choices for entertainment.

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

In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, for example: the COVID-19 pandemic; potential future government shutdowns or restrictions; geopolitical challenges, including global security concerns and the possibility of retaliatory actions or various measures taken in response to Russia’s recent invasion of Ukraine; financial and credit market fluctuations or the unavailability of credit; and rising inflation may reduce users’ disposable income. Any one of these changes could have a material adverse effect on our business, financial condition, results of operations or prospects.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions in discretionary consumer spending. Demand for entertainment and leisure activities, including land-based gaming and online gaming variants, can be affected by changes in the broader economy and consumer tastes, both of which are difficult to predict and unmanageable. Adverse changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, including rising inflation and increased fuel costs, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities including iGaming and online sports betting. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in financial markets, increased interest rates, foreign exchange volatility, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment, significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities, such as gaming.

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

The iGaming and sports betting industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of iGaming or sports bet, on average, will win or lose after a significant number of iterations. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our iGaming and sports betting we offer to our users. We use the hold percentage as an indicator of an iGaming’s or sports bet’s performance against its expected outcome. Although each iGaming or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary in accordance with statistical probability. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates for our iGaming offerings and sports betting wagers may differ materially from theoretical win rates we have estimated and could result in the winnings exceeding our expectations based on statistical law. The variability of win rates (hold rates) also has the potential to negatively impact our financial condition, cash flow and overall business operations.

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

Additionally, as described above under “— Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects,” our business may be affected by reductions in consumer spending as a result of numerous factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt timely measures to compensate for any shortcomings in revenue and/or operating profitability. This inability could cause our operating results in a given period to be higher or lower than budgeted.

Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain key users and our revenue and results of operations may decline.

The industries in which we operate are subject to frequent changes in standards, technologies, products and service offerings, as well as in customer demands, preferences and regulations. We must continuously make decisions regarding which offerings and technology to invest in to meet customer demand in compliance with evolving industry standards and regulatory requirements and must continually introduce and successfully market new and innovative technologies, offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. Our ability to engage, retain and increase our user base and to increase our revenue depends heavily on our ability to successfully implement new offerings, both independently and jointly with third parties. We may introduce significant changes to our existing platforms and offerings or develop and introduce new and unproven products, with which we have little or no prior development or operating experience. The process of developing new offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if well reviewed and of high quality. If we are unable to develop technology and products that address users’ needs or enhance and improve our existing platforms and offerings in a timely manner, that could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Although we intend to continue investing in innovative content and systems, if new or enhanced offerings fail to engage our users or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that we evaluated at the time we decided to execute any new initiative. Developing new offerings may also divert our management’s attention from other business issues and opportunities. Even if our new offerings attain market acceptance, those new offerings could cannibalize the market share of our existing product offerings or share of our users’ wallets in a manner that could negatively impact their economics. Furthermore, such expansion of our business may increase the complexity of our business and place a significant strain on our management, operations, technical systems and financial resources and we may not recover the often-substantial up-front costs of developing and marketing new offerings or recover the opportunity cost of diverting management and financial resources away from other offerings. In the event of continued growth of our operations, products or in the number of third-party relationships, we may not have adequate resources, operationally, technologically or otherwise to support such growth and the quality of our existing platforms, offerings or relationships with third parties. Conversely, failure to effectively identify, pursue and execute new offerings, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition, results of operations and business prospects.

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

Our growth inherently depends on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and business prospects.

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

Our technology infrastructure is provided by third-party providers critical to the performance of our platform and offerings. For example, our back-end platform, which is critical to the performance of our platform and offering, is provided by NYX Digital Gaming (USA), LLC (“NYX”), a subsidiary of Scientific Games Corporation. Our agreement with NYX provides for an initial four-year term for each state in which GNOG LLC conducts business, subject to optional one-year renewals thereafter unless either party elects to otherwise terminate. We pay NYX a fee based on a percentage of net gaming revenue, plus certain fixed costs. Further, technology provided by Ezugi NJ LLC (“Ezugi”), an affiliate of Evolution Malta Limited (“Evolution”), is critical to the performance of our Live Dealer offering. Our agreement with Ezugi provides for a term through August 2021, and upon expiration, we have an agreement with Evolution to continue to obtain Live Dealer technology for an additional five years thereafter. Under both the Ezugi and Evolution agreements, we pay a fee based on a percentage of net gaming revenue generated by our own offering and, in some instances, generated by third parties utilizing our live studio, plus certain fixed costs. These third-party providers’ systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be detrimental to our business.

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

Some of our third-party platforms and systems are not fully redundant, and disaster recovery planning may not be sufficient for all eventualities. Ours and our third-party service providers’ disaster recovery do not offer full offsite failover recovery, which could result in our operations and offerings being offline for a period of time to sufficiently recover any impacted third-party infrastructure and recover the latest available data, as well as any time required to receive the required regulatory approvals.

We own and operate our live dealer studio connectivity and technical infrastructure; however, the data center and key services such as security and access, surveillance, network and connectivity, electricity and cooling are provided by third parties. These third-party providers have experienced issues in the past and any such issues in the future could have a material impact on our ability to provide live dealer services to our and our partner customers. Any such material impact could result in a material effect to our revenues and partner customer confidence in our ability to provide reliable live dealer services. Any such loss of partner customer confidence could result in such partner customers moving to competitor live dealer services and studios. We rely on facilities, components and services supplied by third parties, including data center facilities and cloud storage services. If these third parties cease to provide the facilities or services, experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected. Any such disruption or negative impact could result in an extensive interruption in our operations and damage to our reputation and brand, materially and adversely affecting our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and other events.

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

If our user base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need to allocate an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing expansion projects may lead to increased project costs, operational inefficiencies or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not detected during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands.

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

In the past, we and our third-party service providers have experienced social engineering, phishing, malware, threatened denial-of-service and similar attacks, none of which to date has been material to our business; however, such attacks could in the future have a material adverse effect on our operations and third-party service providers. If a future breach of security should occur and be material, our brand’s reputation could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by said breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that we or our third-party service providers’ protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Our right to host, manage, control, operate, support and administer the Golden Nugget-branded online gaming business in New Jersey and the third-party operators is governed by the A&R Online Gaming Operations Agreement between GNOG LLC and GNAC. We operate our online gaming business under GNAC’s land-based casino operating licenses. There are certain circumstances under which the A&R Online Gaming Operations Agreement may be terminated in its entirety, including in the event of a party’s material breach thereof or in the event of a change in law or adverse regulatory action that prevents the operation of the online gaming business. Termination of the A&R Online Gaming Operations Agreement would eliminate our ability to operate our online gaming and sport betting business in New Jersey, which would have a material adverse effect on our business, results of operations, cash flows and financial condition.

As of the date of this Annual Report, all of GNOG LLC’s business has been conducted under the Golden Nugget brand. Our ability to use the Golden Nugget brand is governed by the Trademark License Agreement among GNOG LLC, Golden Nugget and GNLV. Pursuant to the Trademark License Agreement, GNLV granted to GNOG LLC an exclusive license to use certain Golden Nugget trademarks in connection with operating iGaming and online sports wagering in the U.S., subject to certain restrictions, and GNOG LLC has agreed to pay Golden Nugget a monthly royalty payment equal to 3% of net gaming revenue for a term of 20 years from the closing date of the Trademark License Agreement. There is no guarantee that we will thereafter be able to renew or replace the Trademark License Agreement on commercially reasonable terms or at all. In addition, there are certain circumstances under which the Trademark License Agreement may be terminated in its entirety (subject to applicable cure periods). Termination of the Trademark License Agreement would eliminate our rights to use the Golden Nugget brand and may result in us having to negotiate a new or reinstated agreement with less favorable terms or cause us to lose its rights under the Trademark License Agreement, including its right to use the Golden Nugget brand, which would require us to change its corporate name and undergo other significant rebranding efforts. These rebranding efforts may require significant resources and expenses and may affect our ability to attract and retain customers, all of which may have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Under some states’ gaming laws, online betting is limited to a finite number of retail operators, who own a “skin” or “skins” under that state’s law. A “skin” is a legally authorized license from a state to offer online betting services provided by a casino. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction subject to the appropriate licensure and other required approvals from the appropriate regulatory body. The entities that control those “skins,” and the numbers of “skins” available, are typically determined by state betting laws. In order to offer iGaming and online sports betting in Michigan, we currently intend to rely on a tribal casino in order to get access through a “skin.” We have also recently executed similar agreements in Illinois and West Virginia. A “skin” is what allows us to gain access to a jurisdiction where online operators are required to have a retail relationship. If we cannot establish, renew or manage our relationships, as it pertains to Michigan, Illinois and West Virginia or any other states we enter in the future, our relationships could be terminated, and we would not be allowed to operate in those jurisdictions until we enter into new relationships, which could be at significantly higher cost. As a result, our business, financial condition and results of operations could be adversely affected.

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

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our present activities or the past activities of GNOG LLC, or the past or present activities of their current or former directors, officers, employees, stockholders or third parties with whom we have relationships, which could adversely affect our operations or financial condition. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees or other aspects of our operations. To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and stockholders. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

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

We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation;
●	costs related to intercompany restructurings;
●	changes in tax laws, regulations or interpretations thereof; and
●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Risks Relating to Our Management and Operations

We are subject to risks related to the geographic concentration of our operations.

All of GNOG LLC’s revenue prior to 2021 was generated from its online gaming operations in New Jersey. In 2021, we began generating revenues in Michigan and we expect that we will continue to generate substantially all of our revenues in New Jersey and Michigan until such time that we are able to generate a material portion of our revenues from online gaming in other states. Even if our planned launch of online gaming platforms in new markets is successful, our operations will be limited to states where iGaming and online sport betting are legal. Changes to prevailing economic, demographic, competitive, regulatory or any other conditions in the markets in which we operate, particularly in New Jersey, could lead to a reduction in demand for our offerings, resulting in a decline in our revenues and, in turn, a material deterioration of our financial condition. Further, our ability to geographically diversify our revenues is limited by the legal status of real money gaming in other jurisdictions. See “— Our growth prospects depend on the legal status of real-money gaming in various jurisdictions and legalization may not occur in as many states as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.”

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

In addition, certain of our other employees have made significant contributions to our growth and success. We believe our success and ability to compete and grow will depend in large part on the efforts and talents of our employees and on our ability to retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of our employees. As a result, we may not succeed in retaining the executives and other key employees that we need. Employees, particularly analysts and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively, and our business could be seriously harmed. In addition, the loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

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

●	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;
●	increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;
●	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;
●	diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;
●	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and
●	the ability to retain or hire qualified personnel required for expanded operations.

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

Mr. Fertitta and his affiliates may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. For example, Mr. Fertitta and his affiliates may support certain long-term strategies or objectives for us that may not be accretive to stockholders in the short term. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, make some transactions more difficult or impossible without the support of Mr. Fertitta and his affiliates, deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of the Class A common stock. In addition, Mr. Fertitta and his affiliates have registration rights under a registration rights agreement (the “A&R Registration Rights Agreement”). In connection with the closing of the Acquisition Transaction, we entered into the A&R Registration Rights Agreement with the Sponsors, Tilman Fertitta and certain of his affiliates, which provides that the holders of the founder shares or private placement warrants (and the shares of Class A common stock issuable upon conversion of the founder shares or private placement warrants) and holders of Class A common stock issuable pursuant to the Purchase Agreement and the A&R HoldCo LLC Agreement are entitled to registration rights. Under the terms of the A&R Registration Rights Agreement, these holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act of 1933 as amended (the “Securities Act”). In addition, these holders have "piggy-back" registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG Sponsor may not exercise its demand and "piggyback" registration rights after five and seven years, respectively after the effective date of the registration statement relating to the IPO and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

●	authorized but unissued shares of Class A common stock and Class B common stock and preferred stock, which may be used for a variety of corporate finance transactions, acquisitions and employee benefit plans and the existence of which could make more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise (the General Corporation Law of the State of Delaware (“DGCL”) does not require stockholder approval for any issuance of authorized shares);
●	stockholder action by written consent only until the first time when Mr. Fertitta and his affiliates cease to beneficially own a majority of the voting power of our capital stock (the DGCL provides that unless otherwise provided in the Charter, any action of a meeting of stockholders may be taken without a meeting and prior notice by signed written consent of stockholders having the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present and voted);
●	amendment of our organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as Mr. Fertitta and his affiliates beneficially own shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Mr. Fertitta and his affiliates cease to beneficially own shares representing a majority of the voting power of our voting stock (the DGCL provides generally that the affirmative vote of a majority of the outstanding shares entitled to vote thereon, voting together as a single class, is required to amend a corporation’s certificate of incorporation, unless the certificate of incorporation requires a greater percentage);
●	provisions detailing that the number of directors may be fixed and may be modified either (a) by our board of directors or (b) by the affirmative vote of the holders of a majority of the voting power of our outstanding capital stock, depending on the number of shares of our capital stock beneficially owned by Mr. Fertitta and his affiliates at such time;
●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
●	the ability of our board of directors to issue one or more series of preferred stock.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is either not an emerging growth company or an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

During the audit of GNOG LLC’s 2019 financial statements, its management determined that it had a material weakness related to the computation of its provision for income taxes. In response to this finding, GNOG LLC changed its internal control processes regarding the provision for income tax computation and retained third-party tax advisors to review these computations. In 2020, GNOG LLC’s management believed it had taken the appropriate measure to remediate this material weakness.

As a private company, GNOG LLC was not required to maintain disclosure controls or document and test its internal control over financial reporting. Further, GNOG LLC’s management was not required to certify the effectiveness of its internal control over financial reporting and its auditors were not required to opine on the effectiveness of its internal control over financial reporting. Similarly, as an “emerging growth company,” Landcadia II was exempt from the SEC’s internal control reporting requirements. If and when we lose our emerging growth company status and when we become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. See “—We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies” above.

In addition, subsequent to the issuance of our 2020 consolidated financial statements, our management determined there was an error related to the accounting treatment of the warrants previously issued. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

We developed and implemented the remediation of this material weakness to address the restatement noted above to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

If we are unable to maintain effective internal controls, or if our internal controls have material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our Class A common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, increase the risk of liability arising from litigation based on securities law, and generally materially and adversely impact our business and financial condition.

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

Our sponsors and Mr. Fertitta entered into a letter agreement with us, which was amended by lock-up amendment upon the closing of the Acquisition Transaction, pursuant to which they have agreed not to transfer, assign or sell any of their founder shares (except to certain permitted transferees) until the earliest of (A) one year after the closing of the Acquisition Transaction or (B) subsequent to the closing of the Acquisition Transaction, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing of the Acquisition Transaction, (y) if the last sale price of the Class A common stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 60 days after the closing of the Acquisition Transaction or (z) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Furthermore, we have issued and outstanding warrants to purchase 5,883,333 shares of Class A common stock. The additional shares of Class A common stock issued upon exercise of our warrants will result in dilution to then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	speculation in the press or investment community;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of common stock available for public sale;
●	any major change in the Board or management;
●	sales of substantial amounts of common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

As of December 31, 2021, we had warrants issued and outstanding to purchase an aggregate of 5,883,333 shares of our Class A common stock outstanding. All of our Public Warrants were exercised or redeemed as of March 8, 2021. To the extent remaining private placement warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the then-existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

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

As a result, included on our consolidated balance sheet as of December 31, 2021 and 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Risks Related to Our Organizational Structure

We are a holding company and our only material asset is our interest in Landcadia HoldCo, and we are accordingly dependent upon distributions made by Landcadia HoldCo to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.

We are a holding company with no material assets other than our ownership of membership interests in Landcadia HoldCo. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes, make payments under the tax receivable agreement we entered into with LF LLC in connection with the closing of the Acquisition Transaction (the “Tax Receivable Agreement”) and pay dividends will depend on the financial results and cash flows of Landcadia HoldCo and its subsidiaries and the distributions we receive from Landcadia HoldCo. Deterioration in the financial condition, earnings or cash flow of Landcadia HoldCo and its subsidiaries for any reason could limit or impair Landcadia HoldCo’s ability to pay such distributions. Additionally, to the extent that we need funds and Landcadia HoldCo and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, including the Credit Agreement, or Landcadia HoldCo is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

In general, beginning 180 days after the closing of the Acquisition Transaction, LF LLC may exchange HoldCo Class B Units for shares of Class A common stock or, at our election, in our capacity as the sole managing member of Landcadia HoldCo, cash, pursuant to the A&R HoldCo LLC Agreement. These exchanges, certain actual or deemed distributions from Landcadia HoldCo to LF LLC, and certain other transactions may result in increases in our pro rata share of the tax basis of Landcadia HoldCo’s assets that otherwise would not have been available. Such increases in tax basis may increase (for certain income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income tax attributable to Landcadia HoldCo’s operations that we would otherwise be required to pay in the future and also may decrease gain (or increase loss) otherwise allocable to us from Landcadia HoldCo on future dispositions of certain of Landcadia HoldCo’s assets to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases and tax benefits and no assurances can be made regarding the availability of these tax basis increases or other tax benefits.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on Nasdaq under the symbol “GNOG”.

Holders of Record

As of February 28, 2022, there were approximately 50 holders of record of our Class A common stock.

There is no public market for our Class B common stock and there is one holder of record of our Class B common stock as of February 28, 2022.

Recent Sales of Unregistered Securities

None.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board at such time. In addition, the GNOG Credit Agreement limits the ability of GNOG LLC to make distributions to us. Our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements, and the notes thereto, included under Item 8 of this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in “Cautionary Note Regarding Forward-Looking Statements” included herein and “Risk Factors” included in this Annual Report on Form 10-K.

Overview

Golden Nugget Online Gaming, Inc. (formerly known as Landcadia Holdings II, Inc. or “GNOG”, the “Company”, “we”, “our” or “us”) is an online gaming, or iGaming, and digital sports entertainment company focused on providing our customers with the most enjoyable, realistic and exciting online gaming experience in the market. We currently operate in New Jersey, Michigan, and West Virginia where we offer patrons the ability to play their favorite casino games and bet on live-action sports events, and in Virginia, where we offer online sports betting only.

We commenced operations in Michigan in the first quarter of 2021 and commenced operations in West Virginia and Virginia late in the third quarter of 2021. We operate as an umbrella partnership C-corporation, or “Up-C,” meaning that substantially all of our assets are held indirectly through Golden Nugget Online Gaming LLC (“GNOG LLC”), our indirect subsidiary, and our business is conducted through GNOG LLC.

Acquisition Transaction

As of May 9, 2019, we were a blank check company formed under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On December 29, 2020, we completed the Acquisition Transaction and changed our name to Golden Nugget Online Gaming, Inc. The Acquisition Transaction was accounted for as a reverse recapitalization and the reported amounts from operations prior to the Acquisition Transaction are those of GNOG LLC. (See Note 3 in the Notes to the Consolidated Financial Statements) for additional information.

The historical financial information of Landcadia Holdings II, Inc. (a special purpose acquisition company, or “SPAC”) prior to the closing of the Acquisition Transaction has not been reflected in the financial statements as these historical amounts have been determined to be not useful information to a user of our financial statements. SPACs deposit the proceeds from their initial public offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the Acquisition Transaction. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to December 29, 2020 besides GNOG LLC’s operations.

DraftKings Merger

On August 9, 2021, the Company, DraftKings Inc., a Nevada corporation (“DraftKings”), New Duke Holdco, Inc., a Nevada corporation and a wholly owned subsidiary of DraftKings (“New DraftKings”), Duke Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of New DraftKings (“Duke Merger Sub”), and Gulf Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of New DraftKings (“Gulf Merger Sub” and, together with Duke Merger Sub, the “Merger Subs”), entered into an agreement and plan of merger (the “DraftKings Merger Agreement”), pursuant to which New DraftKings will, among other things, acquire all of our issued and outstanding shares of common stock. The transactions contemplated by the DraftKings Merger Agreement and the other related transactions are referred to herein as the “DraftKings Merger.”

On the terms and subject to the conditions set forth in the Merger Agreement, (a) at the Duke Effective Time (as defined in the DraftKings Merger Agreement), Duke Merger Sub will be merged with and into DraftKings in accordance with the Nevada Revised Statutes (the “NRS”), with DraftKings becoming the surviving corporation (the “Duke Surviving Corporation”) and (b) at the Gulf Effective Time (as defined in the DraftKings Merger Agreement), Gulf Merger Sub will be merged with and into the Company in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), with the Company becoming the surviving corporation (the “Gulf Surviving Corporation”, and together with the Duke Surviving Corporation, collectively the “Surviving Corporations”). In connection with the DraftKings Merger, certain affiliates of Tilman Fertitta will consummate certain reorganization transactions to allow Landcadia Holdco to become a wholly owned subsidiary of the Gulf Surviving Corporation following the consummation of the DraftKings Merger.

The DraftKings Merger Agreement provides that upon the consummation of the DraftKings Merger, each holder of our common stock will receive 0.365 (the “Exchange Ratio”) of a share of Class A common stock, par value 0.0001 per share, of New DraftKings (the “New DraftKings Class A Common Stock”) for each share of our common stock issued and outstanding immediately prior to the Gulf Effective Time, (other than certain excluded shares).

Each share of Class A common stock, par value $0.0001 per share, of DraftKings (“DraftKings Class A Common Stock”) issued and outstanding immediately prior to the Duke Effective Time (other than certain excluded shares) will be cancelled, cease to exist and be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class A Common Stock and each share of Class B common stock, par value $0.0001 per share, of DraftKings issued and outstanding immediately prior to the Duke Effective Time (other than certain excluded shares) will be converted into one validly issued, fully paid and non-assessable share of Class B common stock, par value $0.0001 per share, of New DraftKings.

At the Gulf Effective Time, each outstanding restricted stock unit issued by us (a “RSU”) that (i) was outstanding on the date of the DraftKings Merger Agreement or (ii) is issued to our existing employees prior to the completion of the DraftKings Merger in accordance with existing agreements, will vest, be cancelled, and entitle the holder thereof to receive a number of shares of New DraftKings Class A Common Stock equal to the number of shares of our common stock subject to such RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, less a number of shares of New DraftKings Class A Common Stock equal to any applicable withholding taxes. All other issued and outstanding RSUs will be automatically converted into an equivalent restricted stock unit of New DraftKings that entitles the holder thereof to a number of shares of New DraftKings Class A Common Stock equal to the number of shares of our common stock subject to such RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, and will remain outstanding in New DraftKings.

At the Gulf Effective Time, each outstanding warrant issued by us (“Private Placement Warrant”) to purchase shares of our Class A common stock will automatically and without any required action on the part of the holder convert into a warrant to purchase a number of New DraftKings Class A Common Stock equal to the product of (x) the number of shares of our Class A common stock subject to such Private Placement Warrant immediately prior to the Gulf Effective Time multiplied by (y) the Exchange Ratio, and the exercise price of such Private Placement Warrant will be determined by dividing (1) the per share exercise price of such Private Placement Warrant immediately prior to the Gulf Effective Time by (2) the Exchange Ratio.

The DraftKings Merger is expected to be a tax-deferred transaction to our stockholders and warrant holders, and the closing of the DraftKings Merger is conditioned on the receipt of a tax opinion to such effect.

The DraftKings Merger is expected to close in the first quarter of 2022, subject to the satisfaction or waiver of certain conditions, including, among others, (i) the absence of certain legal restraints that would prohibit or seek to prohibit DraftKings Merger; (ii) the receipt of certain regulatory approvals; (iii) the approval for listing on Nasdaq of the shares of New DraftKings Class A Common Stock to be issued to DraftKings stockholders and our stockholders; (iv) the Commercial Agreement (as defined in the DraftKings Merger Agreement) being in full force and effect; and (v) the absence, since the date of the DraftKings Merger Agreement, of any effect, event, development, change, state of facts, condition, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on us or DraftKings.

Concurrently with the execution of the DraftKings Merger Agreement, DraftKings entered into a support and registration rights agreement (the “Support Agreement”) with New DraftKings, Tilman J. Fertitta (“Fertitta”), Fertitta Entertainment, Inc., a Texas corporation (“FEI”), Landry’s Fertitta, LLC, a Texas limited liability company (“LF LLC”), Golden Landry’s LLC, a Texas limited liability company (“Golden Landry’s”) and Golden Fertitta, LLC, a Texas limited liability company (“Golden Fertitta” and together with Fertitta, FEI, LF LLC and Golden Landry’s, the “Fertitta Parties”), pursuant to which the Fertitta Parties agreed (i) not to transfer the New DraftKings Class A Common Stock that the Fertitta Parties will receive in the DraftKings Merger prior to the first anniversary of the closing of the DraftKings Merger and (ii) from the date of the Support Agreement to the five-year anniversary of the closing of the DraftKings Merger, not to engage in a Competing Business (as defined in the Support Agreement). New DraftKings agreed to provide the Fertitta Parties with shelf registration rights with respect to New DraftKings Class A Common Stock and warrants to purchase New DraftKings Class A Common Stock that the Fertitta Parties will receive in connection with the DraftKings Merger. In addition, the Fertitta Parties have agreed to execute (and cause its affiliates to execute) all such agreements and take such action as required to waive the obligations of all Fertitta Parties to make interest payments on behalf of the Company and of the Company to issue equity in relation to such payments.

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments react to the public health crisis. The direct impact on us was primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land based casinos reopened in July with significant restrictions, which eased over time. However, virus cases began to increase and capacity restrictions were reinstituted. As a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully. For the year ended December 31, 2021, there has been no adverse impact on revenues due to concerns regarding COVID-19.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities could have an adverse effect on the demand for the Company’s product offerings, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. As steps taken to mitigate the spread of COVID-19 have necessitated a shift away from a traditional office environment for many employees, the Company has business continuity programs in place to ensure that employees are safe and that the business continues to function with minimal disruptions to normal work operations while employees work remotely. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

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

Other. We have entered into contracts to manage multi-year market access agreements with other online betting operators that are authorized to operate online casino and online sports wagering. We receive royalties from the online betting operators and reimbursements for costs incurred, such as licensing fees, investigative fees, and certain back-office costs. Initial fees received for the market access agreements and prepaid guaranteed minimum royalties are deferred and recognized over the term of the contract as the performance obligations are satisfied.

We have entered into contracts to manage multi-year live dealer studio broadcast license agreements with online casino operators that provide for the use of the live table games that are broadcast from our studio at the Golden Nugget in Atlantic City, New Jersey. We receive royalties from the online casino operators based on a percentage of Gross Gaming Revenue (GGR). We also offer some “private tables” for which we receive a flat monthly fee in addition to a percentage of GGR.

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

Advertising and promotion. Advertising and promotion expense includes costs associated with marketing our product offerings and other related costs incurred to acquire new customers. We use a variety of advertising channels to optimize our marketing spend based on performance and the highest anticipated returns

General and administrative expenses. General and administrative expense includes payment processing fees and chargebacks, professional fees and other fees and expenses.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 (in thousands)

	Year Ended December 31,
	2021	2020	$Change	% Change
Revenues
Gaming	$113,352	$79,919	$33,433	41.8%
Other	14,892	11,201	3,691	33.0%
Total revenue	128,244	91,120	37,124	40.7%
Costs and expenses
Cost of revenue	61,198	36,531	24,667	67.5%
Advertising and promotion	61,656	17,468	44,188	253.0%
General and administrative expense	28,814	8,302	20,512	247.1%
Merger and Acquisition Transaction related expenses	6,332	4,137	2,195	53.1%
Depreciation and amortization	255	190	65	34.2%
Total costs and expenses	158,255	66,628	91,627	137.5%
Operating income (loss)	(30,011)	24,492	(54,503)	(222.5)%
Other expense (income)
Interest expense, net	21,192	38,492	(17,300)	(44.9)%
Gain on warrant derivatives	(105,213)	(39,586)	(65,627)	165.8%
Other expense	409	25,384	(24,975)	(98.4)%
Total other expense (income)	(83,612)	24,290	(107,902)	(444.2)%
Income before income taxes	53,601	202	53,399	n/a
Provision for income taxes	(4,276)	(7,651)	3,375	(44.1)%
Net income	57,877	7,853	50,024	637.0%
Net loss attributable to non-controlling interests	21,693	17,350	4,343	25.0%
Net income attributable to GNOG	$79,570	$25,203	$54,367	215.7%

Revenues.

Gaming. Gaming revenues increased $33.4 million, or 41.8%, to $113.4 million from $79.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily the result of the impact of our launch in Michigan in late January of 2021. We also commenced operations in West Virginia and Virginia late in the third quarter.

Other. Other revenues increased $3.7 million, or 33.0%, to $14.9 million from $11.2 million for the year ended December 31, 2021 compared to the comparable prior year. Market access and live dealer studio broadcast revenues increased $2.7 million, or 30.6%, as royalties with existing partners increased and the addition of a new partner when compared to the prior year period. Reimbursable revenues under these arrangements also increased by $1.0 million, or 41.3%.

Operating Costs and Expenses.

Cost of revenue. Cost of revenue increased $24.7 million, or 67.5%, to $61.2 million from $36.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, as a result of the increase in gaming revenue. Increased gaming taxes and market access fees associated with our launch in Michigan in late January 2021 and brand royalty expense paid to an affiliate which began in May 2020 also increased cost of revenue for the year ended December 31, 2021 as compared to the year ended December 31, 2020

Advertising and promotion. Advertising and promotion expense increased $44.2 million, or 253%, to $61.7 million from $17.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase from the prior year is almost entirely attributable to our launch in the Michigan market in late January 2021.

General and administrative. General and administrative expenses increased $20.5 million, or 247.1%, to $28.8 million from $8.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase is due largely to stock-based compensation of $12.0 million compared to $0.0 million for the year ended December 31, 2021 and 2020, respectively. Compensation expense is also higher than the prior year period and professional fees for audit services, tax services, legal services and other costs associated with being a public company for the entire fiscal year resulted in a significant increase in expenses as compared to the prior period.

Merger and Acquisition Transaction-related expenses. Merger and Acquisition Transaction related expenses increased $2.2 million, or 53.1%, to $6.3 million from $4.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 and related primarily to regulatory, legal and other professional fees incurred in connection with the DraftKings Merger. The prior year expenses were legal and other professional fees related to the Acquisition Transaction.

Interest expense. Interest expense decreased $17.3 million, or 44.9%, to $21.2 million from $38.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. We repaid $150.0 million of the principal balance of the $300.0 million term loan in connection with the December 29, 2020 closing of the Acquisition Transaction and repaid an additional $10.6 million in February of 2021. In connection with this repayment for the year ended December 31, 2021, we expensed $0.6 million in unamortized discount and loan origination costs as interest expense.

Gain on warrant derivatives. In accordance with ASC 815-40, we classify our warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. The gain on warrant derivatives amounted to $105.2 million for the year ended December 31, 2021 as compared to a gain of $39.6 million for the year ended December 31, 2020, primarily due to changes in the underlying share price of our class A common stock.

Other expense. Other expense consists of prepayment premiums associated with the repayment of $10.6 million principal amount of our term loan in February 2021, partially offset by non-cash gains on the tax receivable agreement during the period. Other expense in prior year consisted of prepayment premiums associated with the repayment of $150.0 million principal amount of our term loan in connection with the Acquisition Transaction on December 29, 2020.

Provision for income taxes. The provision for income taxes was a benefit of $4.3 million for the year ended December 31, 2021 compared to a benefit of $7.7 million for the prior year. This decrease in benefit of $3.4 million is the result of certain non-deductible expenses in 2021 and the recording of a valuation allowance on a portion of the net deferred tax assets. Additionally, the reversal of an uncertain tax position in 2020 increased the tax benefit in the prior year. The effective tax rate for the year ended December 31, 2021 was negative 8.0% and reflects that the gain on warrant derivatives of $105.2 million and the loss attributable to the non-controlling interests for the year, are not subject to federal or state income tax.

Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests represents a 41.2% economic interest in the losses in GNOG, LLC. The non-controlling interests consist of the Class B Units in Landcadia Holdco held by LF LLC that have no voting rights and that are redeemable, together with an equal number of Class B common stock, for either 31,657,545 shares of Class A common stock or an equal value of cash, at our election.

Year Ended December 31, 2020 Compared to the Year ended December 31, 2019 (in thousands)

	Year Ended December 31,
	2020	2019	$Change	% Change
Revenues
Gaming	$79,919	$47,694	$32,225	67.6%
Other	11,201	7,727	3,474	45.0%
Total revenue	91,120	55,421	35,699	64.4%
Costs and expenses
Cost of revenue	36,531	22,318	14,213	63.7%
Advertising and promotion	17,468	9,291	8,177	88.0%
General and administrative expense	8,302	6,040	2,262	37.5%
Acquisition Transaction related expenses	4,137	—	4,137	n/a
Depreciation and amortization	190	135	55	40.7%
Total costs and expenses	66,628	37,784	28,844	76.3%
Operating income (loss)	24,492	17,637	6,855	38.9%
Other expense (income)
Interest expense, net	38,492	6	38,486	n/a
Gain on warrant derivatives	(39,586)	—	(39,586)	n/a
Other expense	25,384	—	25,384	n/a
Total other expense	24,290	6	24,284	n/a
Income before income taxes	202	17,631	(17,429)	n/a
Provision for income taxes	(7,651)	5,960	(13,611)	(228.4)%
Net income	7,853	11,671	(3,818)	(32.7)%
Net loss attributable to non-controlling interests	17,350	—	17,350	n/a
Net income attributable to GNOG	$25,203	$11,671	$13,532	115.9%

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

Operating Costs and Expenses.

Cost of revenue. Cost of revenue increased $14.2 million, or 63.7%, to $36.5 million from $22.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, as a result of the increase in revenues. Gaming taxes, royalties and payment processing fees all increased proportionately with the increase in gaming revenues for the year.

Advertising and promotion. Advertising and promotion expenses increased $8.2 million, or 88.0%, to $17.5 million from $9.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. We increased our advertising expenditures during 2020 to attract new and former patrons to online gaming in light of the casino closures stemming from the outbreak of COVID-19.

General and administrative Expenses. General and administrative expense increased $2.3 million, or 37.5%, to $8.3 million for the year ended December 31, 2020 from $6.0 million for the prior year period. This increase is due largely to higher compensation expense and professional fees for audit services, tax services, legal services and other costs associated with becoming a public company when compared to the prior year.

Acquisition Transaction-related expenses. Acquisition Transaction-related expenses totaled $4.1 million for the year ended December 31, 2020 and represent costs incurred in connection with the December 29, 2020 Acquisition Transaction consisting of professional fees and other related expenses.

Interest expense. Interest expense for the year ended December 31, 2020 increased by $38.5 million as a result of the $300.0 million term loan credit agreement we entered into on April 28, 2020. We also repaid $150.0 million principal balance of the term loan in connection with the December 29, 2020 closing of the Acquisition Transaction. In connection with this repayment, $8.3 million in unamortized discount and loan origination coasts were expensed as interest expense. Proceeds received from the initial term loan were distributed to LF LLC.

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

Provision for income taxes. The provision for income taxes decreased $13.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily as a result of the decrease in pre-tax income for the period and the loss attributable to the non-controlling interest for the year ended December 31, 2020, which is not subject to federal or state income tax in our consolidated statements of operations. The effective tax rate for the year ended December 31, 2020 was (3,787.6)% compared to 33.8% in the prior year comparable period. This reduction in the effective tax rate for the year ended December 31, 2020 was the result of losses attributable to non-controlling interests for the post Acquisition Transaction period, which also reduces the amount of state income tax, and the change in unrecognized tax benefits for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests represents a 45.9% economic interest in our losses from the closing date of the Acquisition Transaction through December 31, 2020. The non-controlling interests consist of the Class B Units in Landcadia Holdco held by LF LLC that have no voting rights and that are redeemable, together with an equal number of Class B common stock, for either 31,350,625 shares of Class A common stock or an equal value of cash, at our election.

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

Credit Agreement. On April 28, 2020, we entered into a term loan credit agreement that is guaranteed by our indirect parent, comprised of a $300.0 million interest only term loan due October 4, 2023. Net proceeds received from the term loan of $288.0 million, net of original issue discount, were sent to the parent of Old GNOG, who issued Old GNOG a note receivable due October 2024 (as amended and restated following the Acquisition Transaction, the “Second A&R Intercompany Note” (Refer to Note 12 in the Notes to the Consolidated Financial Statements) in the same amount, with substantially similar terms as the credit agreement. The Second A&R Intercompany Note was accounted for as contra-equity, similar to a subscription receivable; however, in the reverse recapitalization recorded in connection with the Acquisition Transaction, the Second A&R Intercompany Note from our indirect parent was accounted for as a distribution to the parent of Old GNOG, reducing retained earnings. The term loan was issued at a 4% discount. The term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 12%, with a 1% floor, and interest payments are made quarterly. The term loan is secured by the Second A&R Intercompany Note which effectively, but indirectly provides pari passu security interest with the Golden Nugget, LLC senior secured credit facility.

In February 2021, we repaid $10.6 million of the term loan and incurred a prepayment premium of $1.6 million which was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $0.2 million in deferred debt issuance costs and $0.4 million in unamortized debt discount as interest expense in our consolidated statement of operations for the year ended December 31, 2021.

In connection with the Acquisition Transaction, we repaid $150.0 million of the $300.0 million term loan and incurred a prepayment premium of $24.0 million, which along with other related fees and expenses was expensed as other expense in our consolidated statement of operations during the year ended December 31, 2020. Additionally, we expensed $3.3 million in deferred debt issuance costs and $5.0 million in unamortized discount as interest expense in our consolidated statement of operations for the year ended December 31, 2020.

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

Agreement with Danville Development. On November 18, 2020, we entered into a definitive agreement with Danville Development, for market access to Illinois. Pursuant to this agreement, we have committed to provide a mezzanine loan in the amount of $30.0 million to Danville Development for the development and construction of a new Golden Nugget-branded casino in Danville, Illinois. We currently expect to fully fund the mezzanine loan in the first or second quarter of 2022. The definitive agreement has a term of 20 years and requires us to pay Danville Development a percentage of our online net gaming revenue, subject to minimum royalty payments over the term.

Tax Receivable Agreement. In connection with the Acquisition Transaction, we entered into the Tax Receivable Agreement (“TRA”) with LF LLC as additional consideration. The TRA generally provides for the payment by us to LF LLC of 85% of certain tax benefits that we actually realize or are deemed to realize from the use of certain tax attributes in periods after the closing of the Acquisition Transaction. We will retain the tax benefit, if any, of the remaining 15% of these tax attributes.

Assuming no exchange of LF LLC’s Class B Units pursuant the A&R Holdco LLC Agreement, the estimated liability under the TRA (“the TRA liability”) of $24.2 million is included on our consolidated balance sheets as of December 31, 2021. The TRA provides for an accelerated lump sum payment on the occurrence of certain events, among them a change of control. The planned DraftKings Merger qualifies as a change of control event, however, will not result in any TRA liability as LF LLC has agreed to waive this payment contingent upon completion of the DraftKings Merger. Upon successful completion of the DraftKings Merger, the TRA will be terminated and the TRA liability will be fully satisfied, extinguished, and released. Refer to Note 12 in the Notes to the Consolidated Financial Statements for additional details.

Other Contractual Obligations and Contingencies. We have entered into a number of agreements for advertising, licensing, market access, technology, and other services. We also entered into several equipment notes totaling $1.3 million to finance computer equipment and other related infrastructure with original terms of three to four years that mature from June 2024 to December 2024.

Contractual Obligations. As of December 31, 2021, we had contractual obligations as described below. Our obligations include “off-balance sheet arrangements” whereby liabilities associated with unconditional purchase obligations are not fully reflected in our balance sheets (in thousands). Refer to Note 11 in the Notes to the Consolidated Financial Statements for additional details.

	2022	2023	2024	2025	2026	Thereafter	Total
Term loan credit agreement	$—	$139,385	$—	$—	$—	$—	$139,385
Interest on term loan credit agreement	18,372	13,942	—	—	—	—	32,314
Operating leases	379	379	259	84	—	—	1,101
Mezzanine loan commitment	30,000	—	—	—	—	—	30,000
Other contractual obligations	27,309	5,325	26,310	23,684	10,600	53,250	146,478
	76,060	159,031	26,569	23,768	10,600	53,250	349,278

Considering our cash and cash equivalents of $112.7 million at December 31, 2021 and based on our current and expected cash flows from operations in New Jersey, we believe that cash on hand and cash generated from our operations will be adequate to meet our anticipated obligations under our contracts, debt service requirements, capital expenditures and working capital needs for the next twelve months. However, we cannot be certain that our business will generate sufficient cash flow from operations; that the U.S. economy will continue to grow in 2022 and beyond; that our anticipated earnings projections will be realized; or that future equity offerings or borrowings will be available in the capital markets to enable us to service our indebtedness or to make anticipated advertising expenditures. If we expand our business into new markets in the future, our cash requirements may increase significantly, and we may need to complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Cash Flows. Net cash used by operating activities was $64.1 million for the year ended December 31, 2021 compared to $20.5 million of cash provided by operating activities for the year ended December 31, 2020. Factors affecting changes in operating cash flows are similar to those that impact net income, with the exception of non-cash items such as gain on warrant derivatives, amortization of debt issuance costs and discounts, depreciation and amortization, stock-based compensation and deferred taxes. Additionally, changes in working capital items such as accounts receivable, accounts payable, accrued liabilities and customer deposits can significantly affect operating cash flows. Cash flows from operating activities during the year ended December 31, 2021 were lower as a result of net income of $57.9 million that included a $105.2 million gain on exercise of warrants for the year ended December 31, 2021 as compared to net income of $7.9 million that included a $39.6 million gain on exercise of warrants for the year ended December 31, 2020. In the year ended December 31, 2021, non-cash items offsetting net income totaled $93.7 million compared to $12.2 million for the year ended December 31, 2020. A decrease in working capital items of $28.3 million for the year ended December 31, 2021 compared to an increase of $24.8 million for the year ended December 31, 2020 also increased the cash used in operations.

Net cash provided by operating activities was $20.5 million for the year ended December 31, 2020 compared to $35.2 million for the year ended December 31, 2019. Factors affecting changes in operating cash flows are similar to those that impact net income, with the exception of non-cash items such as amortization of debt issuance costs and discounts, depreciation and amortization, stock-based compensation and deferred taxes. Additionally, changes in working capital items such as accounts receivable, accounts payable, accrued liabilities and customer deposits can significantly affect operating cash flows. Cash flows from operating activities during the year ended December 31, 2020 were lower as a result of a net income of $7.9 million for the year ended December 31, 2020 as compared to net income of $11.7 million for the year ended December 31, 2019. In the year ended December 31, 2020, non-cash items offsetting net income totaled $12.2 million compared to $0.4 million for the year ended December 31, 2019. An increase in working capital items of $24.8 million for the year ended December 31, 2020 compared to $23.1 million for the year ended December 31, 2019 slightly increased the cash provided by operations.

Net cash used in investing activities was $1.1 million related to property and equipment additions for the year ended December 31, 2021 as compared to $0.1 million used in investing activities related to property and equipment additions for the year ended December 31, 2020.

Net cash used in investing activities was $0.1 million related to property and equipment additions for the year ended December 31, 2020, as compared to $0.0 million used in investing activities for the year ended December 31, 2019.

Net cash provided by financing activities was $102.1 million for the year ended December 31, 2021, compared to $73.1 million of cash used in financing activities for the year ended December 31, 2020. The main driver of this variance is the $110.1 million cash received as a result of the public warrants exercised early in 2021 offset by the repayment of $10.6 million of the term loan during the year ending December 31, 2021. Additionally, dividends of $30.6 million were paid to the parent of Old GNOG during the comparable period in the prior year and contributions from parent of Old GNOG amounted to $16.8 million.

Net cash provided by financing activities was $73.1 million for the year ended December 31, 2020, compared to $10.9 million of cash used in financing activities for the year ended December 31, 2019. The main driver of this variance is the $270.4 million cash received in the Acquisition Transaction offset by the repayment of $175.4 million of the term loan. There was also a larger dividend paid to the parent of Old GNOG and amounts paid for debt issuance costs in 2020, offset by a contribution from our parent. Proceeds received from the term loan were sent to LF LLC, the parent of Old GNOG, who issued us a note receivable due October 24, 2024.

Critical Accounting Policies

Use of Estimates

The preparation of the audited consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period reported. Management utilizes estimates, including, but not limited to, the useful lives of assets and inputs used to calculate the TRA liability. Actual results could differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another company which is either not an emerging growth company or an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

We are contracted to manage multi-year market access agreements with online gaming operators that are authorized to operate real money online gaming and sports betting, for which we receive royalties and cost reimbursement. Initial fees received for the market access agreements and prepaid guaranteed minimum royalties are deferred and recognized ratably over the term of the contract as the performance obligations are satisfied.

Stock-Based Compensation

We measure compensation expenses for stock awards in accordance with ASC 718, Compensation-Stock Compensation. We record compensation expense over the requisite service period for restricted stock units (“RSUs”) based on the grant date fair value of the award. Stock compensation expense for performance-based restricted stock units (“PBRSUs”) is recognized over the requisite period for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. This will result in an accelerated recognition of compensation cost. The grant date fair value of the PBRSUs is estimated on the date of the grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels. The expense for RSUs and PBRSUs are included in general and administrative expense in our statements of operations. Our policy is to account for forfeitures of share-based compensation awards as they occur. Refer to Note 9 in the Notes to the Consolidated Financial Statements for additional details.

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

Using the three-tier fair value hierarchy as described in Note 2 in the Notes to the Consolidated Financial Statements, our public warrants were valued using level 1 inputs and the sponsor warrants were valued using level 3 inputs. All of the public warrants were exercised or redeemed during the first quarter of 2021. The fair value of the sponsor warrants was estimated using a modified version of the Black-Scholes option pricing formula for European calls. Specifically, we assumed a term for the sponsor warrants equal to the contractual term from the closing date of the Acquisition Transaction. We then discounted the resulting value to the valuation date using a risk-free interest rate. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate. Refer to Note 2 in the Notes to the Consolidated Financial Statements for additional details.

Volatility in the value of the public warrants and sponsor warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Golden Nugget Online Gaming, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Golden Nugget Online Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Nugget Online Gaming, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, NY
March 15, 2022

Golden Nugget Online Gaming, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$112,743	$77,862
Restricted cash	56,546	54,570
Accounts receivable - trade and other	12,332	6,372
Income taxes receivable	685	685
Receivable from affiliate	298	—
Other current assets	1,009	938
Total current assets	183,613	140,427
Property and equipment, net	2,468	606
Deferred tax assets	40,984	34,716
Other assets, net	30,686	2,976
Total assets	$257,751	$178,725
Liabilities and Stockholder's Deficit
Liabilities
Accounts payable	$19,946	$10,061
Accrued salary and payroll taxes	616	2,946
Accrued gaming and related taxes	17,382	16,716
Payable to an affiliate	—	2,757
Interest payable	50	54
Deferred revenue - current	3,329	3,269
Current portion of long-term debt	622	—
Customer deposits	47,545	44,250
Total current liabilities	89,490	80,053
Long-term debt	134,977	141,727
Tax receivable agreement liability	24,166	23,334
Warrant derivative liabilities	27,828	176,359
Deferred revenue - long-term	3,189	5,821
Total liabilities	279,650	427,294
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	314,993	617,607
Stockholders' deficit
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding
Class A common stock, $0.0001 par value, 220,000,000 shares authorized, 46,727,317 and 36,982,320 issued and outstanding	5	4
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 31,657,545 and 31,350,625 issued and outstanding	3	3
Additional paid-in capital	164,515	—
Accumulated deficit	(501,353)	(866,183)
Total controlling interest stockholders' equity	(336,830)	(866,176)
Non-controlling interest	(62)	—
Total deficit	(336,892)	(866,176)
Total liabilities and deficit	$257,751	$178,725

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Revenues
Gaming	$113,352	$79,919	$47,694
Other	14,892	11,201	7,727
Total revenue	128,244	91,120	55,421
Costs and expenses
Cost of revenue	61,198	36,531	22,318
Advertising and promotion	61,656	17,468	9,291
General and administrative expense	28,814	8,302	6,040
Merger and Acquisition Transaction related expenses	6,332	4,137	—
Depreciation and amortization	255	190	135
Total costs and expenses	158,255	66,628	37,784
Operating income (loss)	(30,011)	24,492	17,637
Other expense (income)
Interest expense, net	21,192	38,492	6
Gain on warrant derivatives	(105,213)	(39,586)	—
Other expense	409	25,384	—
Total other expense (income)	(83,612)	24,290	6
Income before income taxes	53,601	202	17,631
Provision for income taxes	(4,276)	(7,651)	5,960
Net income	57,877	7,853	11,671
Net loss attributable to non-controlling interests	21,693	17,350	—
Net income attributable to GNOG	$79,570	$25,203	$11,671

Earnings (loss) per share:
Basic	$1.76	$0.67	n/a
Diluted	$(0.60)	$(0.42)	n/a
Weighted-average number of common shares outstanding:
Basic	45,299	36,982	n/a
Diluted	78,941	76,894	n/a

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

					Additional		Note			Redeemable
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	From Old	Non-controlling	Total	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	GNOG Parent	Interests	Deficit	Interests
Balance, December 31, 2018	—	$—	—	$—	$—	$(9,280)	$—	$—	$(9,280)	$—
Net income	—	—	—	—	—	11,671	—	—	11,671	—
Dividend to parent of Old GNOG	—	—	—	—	—	(10,776)	—	—	(10,776)	—
Balance, December 31, 2019	—	—	—	—	—	(8,385)	—	—	(8,385)	—
Net income prior to Acquisition Transaction	—	—	—	—	—	415	—	—	415	—
Note receivable from parent of Old GNOG	—	—	—	—	—	—	(288,000)	—	(288,000)	—
Contribution from parent of Old GNOG	—	—	—	—	—	18,712	(1,920)	—	16,792	—
Dividend to parent of Old GNOG	—	—	—	—	—	(30,542)	—	—	(30,542)	—
Acquisition Transaction recapitalization	36,982	4	31,351	3	61,385	(288,545)	289,920	—	62,767	(9,089)
Net income (loss) post Acquisition Transaction	—	—	—	—	—	24,788	—	—	24,788	(17,350)
Stock-based compensation	—	—	—	—	35	—	—	—	35	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	(61,420)	(582,626)	—	—	(644,046)	644,046
Balance, December 31, 2020	36,982	4	31,351	3	—	(866,183)	—	—	(866,176)	617,607
Net income (loss)	—	—	—	—	—	79,570	—	(62)	79,508	(21,631)
Warrant exercises, net	9,584	1	—	—	153,411	—	—	—	153,412	—
Contributions from LF LLC	—	—	307	—	—	—	—	—	—	4,277
RSUs vested, net of shares withheld for taxes	161	—	—	—	(889)	—	—	—	(889)	—
Stock-based compensation	—	—	—	—	11,993	—	—	—	11,993	—
Adjustment of redeemable non-controlling interests to redemption value	—	—	—	—	—	285,260	—	—	285,260	(285,260)
Balance, December 31, 2021	46,727	$5	31,658	$3	$164,515	$(501,353)	—	(62)	(336,892)	314,993

The accompanying notes are an integral part of these financial statements.

Golden Nugget Online Gaming, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities
Net income	$57,877	$7,853	$11,671
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	255	190	135
Stock-based compensation	11,993	35	—
Gain on warrant derivative	(105,213)	(39,586)	—
Gain on tax receivable liability and other	(1,214)		—
Deferred tax provision	(4,276)	(10,050)	269
Amortization of debt issuance costs, discounts and other	4,782	37,192	—
Changes in assets and liabilities, net and other:
Accounts receivable - trade and other	(5,960)	(1,478)	(1,429)
Income taxes receivable	—	(685)	—
Other assets	(27,461)	(3,616)	(13)
Accounts payable	9,885	6,153	1,174
Accrued liabilities and other	(1,664)	4,258	8,876
Payable to / receivable from an affiliate, net	(2,898)	2,757	—
Interest payable	(4)	54	—
Deferred revenue	(2,572)	2,365	(2,711)
Customer deposits	3,295	15,040	17,227
Net cash (used in) provided by operating activities	(63,175)	20,482	35,199
Cash flows from investing activities
Property and equipment additions	(1,079)	(59)	—
Net cash used in investing activities	(1,079)	(59)	—
Cash flows from financing activities
Proceeds from term loan, net of discount	—	288,000	—
Repayment of term loan	(12,237)	(175,384)	—
Note from parent of Old GNOG treated as a distribution in the recapitalization	—	(288,000)	—
Payment of equipment notes	(32)	(74)	(84)
Cash received in the Acquisition Transaction	—	270,366	—
Payment of debt issuance costs	—	(8,081)	—
Cash received from warrant exercises, net	110,068	—	—
Contribution from LF, LLC	4,277	—	—
Shares withheld to pay taxes on vesting RSUs	(965)	—	—
Dividend to parent of Old GNOG	—	(30,542)	(10,776)
Contribution from parent of Old GNOG	—	16,792	—
Net cash provided by (used in) financing activities	101,111	73,077	(10,860)
Net increase in cash, cash equivalents and restricted cash	36,857	93,500	24,339
Cash, cash equivalents and restricted cash
Beginning of year	132,432	38,932	14,593
End of year	$169,289	$132,432	$38,932

Disclosure of cash, cash equivalents and restricted cash
Cash and cash equivalents	$112,743	$77,862	$846
Restricted cash	56,546	54,570	38,086
Total cash	$169,289	$132,432	$38,932

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$18,529	$26,713	$6
Non-cash investing and financing activities:
Property and equipment financed by note payable	$1,008	$—	$30
Accretion on note from parent of Old GNOG	$—	$1,920	$—
Warrant derivative liabilities recognized in Acquisition Transaction	$—	$215,945	$—
Warrant exercise impact on the tax receivable agreement	$26	$—	$—
Non-cash proceeds on warrant exercises	$43,318	$—	$—

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

Acquisition Transaction

On December 29, 2020, we completed the acquisition of Golden Nugget Online Gaming, LLC (formerly known as Golden Nugget Online Gaming, Inc., or “Old GNOG”), a New Jersey limited liability company and wholly owned subsidiary of GNOG Holdco (“GNOG LLC”). The acquisition was completed pursuant to the purchase agreement, dated June 28, 2020 (as amended on September 17, 2020 and December 20, 2020, the “Purchase Agreement”) by and among the Company, LHGN HoldCo, LLC, a Delaware limited liability company and newly formed, wholly owned subsidiary of the Company (“Landcadia Holdco”), Landry’s Fertitta, LLC, a Texas limited liability company (“LF LLC”), GNOG Holdings, LLC, a Delaware limited liability company and newly formed, wholly owned subsidiary of LF LLC (“GNOG Holdco”), and GNOG LLC. The transactions contemplated by the Purchase Agreement are referred to herein as the “Acquisition Transaction.” The Acquisition Transaction was accounted for as a reverse recapitalization and the reported amounts from operations prior to the Acquisition Transaction are those of Old GNOG (See Note 3).

Following the Acquisition Transaction, we operate as an umbrella partnership C-corporation, or “Up-C,” meaning that substantially all of our assets are held indirectly through Golden Nugget Online Gaming LLC (“GNOG LLC”), our indirect subsidiary, and our business is conducted through GNOG LLC.

DraftKings Merger

On August 9, 2021, the Company, DraftKings Inc., a Nevada corporation (“DraftKings”), New Duke Holdco, Inc., a Nevada corporation and a wholly owned subsidiary of DraftKings (“New DraftKings”), Duke Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of New DraftKings (“Duke Merger Sub”), and Gulf Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of New DraftKings (“Gulf Merger Sub” and, together with Duke Merger Sub, the “Merger Subs”), entered into an agreement and plan of merger (the “DraftKings Merger Agreement”), pursuant to which New DraftKings will, among other things, acquire all of our issued and outstanding shares of common stock. The transactions contemplated by the DraftKings Merger Agreement and the other related transactions are referred to herein as the “DraftKings Merger.”

On the terms and subject to the conditions set forth in the Merger Agreement, (a) at the Duke Effective Time (as defined in the DraftKings Merger Agreement), Duke Merger Sub will be merged with and into DraftKings in accordance with the Nevada Revised Statutes (the “NRS”), with DraftKings becoming the surviving corporation (the “Duke Surviving Corporation”) and (b) at the Gulf Effective Time (as defined in the DraftKings Merger Agreement), Gulf Merger Sub will be merged with and into the Company in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), with the Company becoming the surviving corporation (the “Gulf Surviving Corporation”, and together with the Duke Surviving Corporation, collectively the “Surviving Corporations”). In connection with the DraftKings Merger, certain affiliates of Tilman Fertitta will consummate certain reorganization transactions to allow Landcadia Holdco to become a wholly owned subsidiary of the Company following the consummation of the DraftKings Merger.

The DraftKings Merger Agreement provides that upon the consummation of the DraftKings Merger, each holder of our common stock will receive 0.365 (the “Exchange Ratio”) of a share of Class A common stock, par value $0.0001 per share, of New DraftKings (the “New DraftKings Class A Common Stock”) for each share of our common stock issued and outstanding immediately prior to the Gulf Effective Time (other than certain excluded shares).

Each share of Class A common stock, par value $0.0001 per share, of DraftKings (“DraftKings Class A Common Stock”) issued and outstanding immediately prior to the Duke Effective Time (other than certain excluded shares) will be cancelled, cease to exist and be converted into one validly issued, fully paid and non-assessable share of New DraftKings Class A Common Stock and each share of Class B common stock, par value $0.0001 per share, of DraftKings issued and outstanding immediately prior to the Duke Effective Time (other than certain excluded shares) will be converted into one validly issued, fully paid and non-assessable share of Class B common stock, par value $0.0001 per share, of New DraftKings.

At the Gulf Effective Time, each outstanding restricted stock unit (a “RSU”) issued by us that (i) was outstanding on the date of the DraftKings Merger Agreement or (ii) is issued to our existing employees prior to the completion of the DraftKings Merger in accordance with existing agreements, will vest, be cancelled, and entitle the holder thereof to receive a number of shares of New DraftKings Class A Common Stock equal to the number of shares of our common stock subject to such RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, less a number of shares of New DraftKings Class A Common Stock equal to any applicable withholding taxes. All other issued and outstanding RSUs will be automatically converted into an equivalent restricted stock unit of New DraftKings that entitles the holder thereof to a number of shares of New DraftKings Class A Common Stock equal to the number of shares of our common stock subject to such RSU immediately prior to the Gulf Effective Time multiplied by the Exchange Ratio, and will remain outstanding in New DraftKings.

At the Gulf Effective Time, each outstanding warrant issued by us (“Private Placement Warrant”) to purchase shares of our Class A common stock will automatically and without any required action on the part of the holder convert into a warrant to purchase a number of New DraftKings Class A Common Stock equal to the product of (x) the number of shares of our Class A common stock subject to such Private Placement Warrant immediately prior to the Gulf Effective Time multiplied by (y) the Exchange Ratio, and the exercise price of such Private Placement Warrant will be determined by dividing (1) the per share exercise price of such Private Placement Warrant immediately prior to the Gulf Effective Time by (2) the Exchange Ratio.

The DraftKings Merger is expected to be a tax-deferred transaction to our stockholders and warrant holders, and the closing of the DraftKings Merger is conditioned on the receipt of a tax opinion to such effect.

The DraftKings Merger is expected to close in the first quarter of 2022, subject to the satisfaction or waiver of certain conditions, including, among others, (i) the absence of certain legal restraints that would prohibit or seek to prohibit DraftKings Merger; (ii) the receipt of certain regulatory approvals; (iii) the approval for listing on Nasdaq of the shares of New DraftKings Class A Common Stock to be issued to DraftKings stockholders and our stockholders; (iv) the Commercial Agreement (as defined in the DraftKings Merger Agreement) being in full force and effect; and (v) the absence, since the date of the DraftKings Merger Agreement, of any effect, event, development, change, state of facts, condition, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on us or DraftKings.

Concurrently with the execution of the DraftKings Merger Agreement, DraftKings entered into a support and registration rights agreement (the “Support Agreement”) with New DraftKings, Tilman J. Fertitta (“Fertitta”), Fertitta Entertainment, Inc., a Texas corporation (“FEI”), LF LLC, Golden Landry’s LLC, a Texas limited liability company (“Golden Landry’s”) and Golden Fertitta, LLC, a Texas limited liability company (“Golden Fertitta” and together with Fertitta, FEI, LF LLC and Golden Landry’s, the “Fertitta Parties”), pursuant to which the Fertitta Parties agreed (i) not to transfer the New DraftKings Class A Common Stock that the Fertitta Parties will receive in the DraftKings Merger prior to the first anniversary of the closing of the DraftKings Merger and (ii) from the date of the Support Agreement to the five-year anniversary of the closing of the DraftKings Merger, not to engage in a Competing Business (as defined in the Support Agreement). New DraftKings agreed to provide the Fertitta Parties with shelf registration rights with respect to New DraftKings Class A Common Stock and warrants to purchase New DraftKings Class A Common Stock that the Fertitta Parties will receive in connection with the DraftKings Merger. In addition, the Fertitta Parties have agreed to execute (and cause its affiliates to execute) all such agreements and take such action as required to waive the obligations of all Fertitta Parties to make interest payments on behalf of the Company and of the Company to issue equity in relation to such payments.

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions around the world, accelerating during the last half of March 2020, as federal, state and local governments reacted to the public health crisis. The direct impact on us was primarily through an increase in new patrons utilizing online gaming due to closures of land-based casinos and suspensions, postponement and cancellations of major sports seasons and sporting events, although sports betting accounted for less than 1% of our revenues for 2020. Land based casinos reopened in July 2020 with significant restrictions, which eased over time. However, virus cases began to increase and capacity restrictions were reinstituted. During 2021 there has been additional concerns regarding the emergence of COVID-19 variants. As a result, the ultimate impact of this pandemic on our financial and operating results is unknown and will depend, in part, on the length of time that these disruptions exist and the subsequent behavior of new patrons after land-based casinos reopen fully. To date for the year ended December 31, 2021 there has been no adverse impact on revenues due to concerns regarding COVID-19.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The acquisition of Old GNOG has been accounted for as a reverse recapitalization. Under this method of accounting, Old GNOG was treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial statements included herein reflect (i) the historical operating results of Old GNOG prior to the Acquisition Transaction, (ii) our combined results following the Acquisition Transaction, (iii) the assets, liabilities and accumulated deficit of Old GNOG at their historical amounts, and (iv) our equity and earnings per share presented for the period from the closing date of the Acquisition Transaction through the end of the year.

These audited consolidated financial statements include all the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period reported. Management utilizes estimates, including, but not limited to, the useful lives of assets and inputs used to calculate the tax receivable agreement liability. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another company which is either not an emerging growth company or an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration Risks and Vendor Uncertainties

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of operating cash and cash equivalents and cash reserved for users. The Company maintains separate accounts for cash and cash reserved for users in two financial institutions. Some amounts exceed federally insured limits. Management believes all financial institutions holding our cash are of high credit quality and we do not believe we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies on a limited number of vendors to support their operations. In particular, a single vendor is currently the primary provider of the online gaming platform that allows the Company to host its iGaming and sports betting offerings. Any interruption in the services provided by this supplier could have a material adverse effect on the Company’s business, financial conditions and results of operations.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on account and cash on hand. We consider short-term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. Amounts held in financial institutions are in excess of FDIC insurance limits. We have not experienced any losses in such account and believe we are not exposed to any significant risks on our cash in bank accounts.

Restricted cash represents required amounts on hand that generally represent the amount of players’ funds on deposit in their wagering accounts.

Accounts Receivable

Receivables consist of amounts due from third-party payment processors and online gaming operators. As of December 31, 2021, and 2020, there were $9.5 million and $4.7 million, respectively, due from gaming operators. Receivables are reviewed for collectability based on historical collection experience and specific review of individual accounts. Receivables are written off when they are deemed to be uncollectible. For the years ended December 31, 2021 and 2020 there was no allowance for doubtful accounts. Accounts receivable are non-interest bearing and are initially recorded at cost. Amounts written off totaled $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Volatility in the value of the public warrants and sponsor warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

As of December 31, 2021, all of the public warrants had been redeemed or exercised and as of December 31, 2020, the fair value of the public warrants was $94.9 million. As of December 31, 2021 and December 31, 2020, the fair value of the sponsor warrants was $27.8 million and $81.5 million, respectively. We recorded a gain on warrant derivatives of $105.2 million and $39.6 million in our statement of operations as of December 31, 2021 and 2020 respectively.

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

Our public warrants and sponsor warrants are carried at fair value as of December 31, 2021 and 2020. The public warrants are valued using level 1 inputs and the sponsor warrants are valued using level 3 inputs. The fair value of the sponsor warrants is estimated using a modified version of the Black-Scholes option pricing formula for European calls. Specifically, we assumed a term for the sponsor warrants equal to the contractual term from the expected business combination date. We then discounted the resulting value to the valuation date using a risk-free interest rate. Significant level 3 inputs used to calculate the fair value of the sponsor warrants include the share price on the valuation date, expected volatility, expected term and the risk-free interest rate.

The following provides a reconciliation of our warrant derivative liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 3	Total
Balance at closing of Acquisition Transaction	$109,633	$106,312	$215,945
Gain on warrant derivatives	(14,758)	(24,828)	(39,586)
December 31, 2020	$94,875	$81,484	$176,359
Gain on warrant derivatives	(51,557)	(53,656)	(105,213)
Reclassified to additional paid-in capital upon exercise	(43,318)	—	(43,318)
December 31, 2021	$—	$27,828	$27,828

The following table provides qualitative information regarding our level 3 fair value measurements:

	December 31,	December 31,
	2021	2020
Stock price	$9.95	$19.70
Strike price	$11.50	$11.50
Public warrant price	$ n/a	$9.00
Term (in years)	4.00	4.99
Volatility	67.5%	75.0%
Risk-free rate	1.11%	0.36%
Dividend yield	0.0%	0.0%
Fair value of warrants	$4.73	$13.85

The fair value of our long-term debt is determined by Level 1 measurements based on quoted market prices. The fair value and carrying value of our long-term debt as of December 31, 2021 was $150.7 million and $136.2 million, respectively. As of December 31, 2020 the fair value and carrying value of our long-term debt was $171.0 million and $145.0 million, respectively.

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

Advertising

Advertising costs are expensed as incurred during such year and are recorded as selling, general and administrative expense in our accompanying statements of operations. Advertising expenses were $61.7 million, $17.5 million and $9.3 million, in 2021, 2020 and 2019, respectively

Stock-Based Compensation

We measure compensation expenses for stock awards in accordance with ASC 718, Compensation-Stock Compensation. We record compensation expense over the requisite service period for restricted stock units (“RSUs”) based on the grant date fair value of the award. Stock compensation expense for performance-based restricted stock units (“PBRSUs”) is recognized over the requisite period for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. This will result in an accelerated recognition of compensation cost. The expense for RSUs and PBRSUs are included in general and administrative expense in our statements of operations. Our policy is to account for forfeitures of share-based compensation awards as they occur.

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

Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018 13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies fair value measurement disclosure requirements including (i) removing certain disclosure requirements such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) modifying certain disclosure requirements, and (iii) adding certain disclosure requirements such as changes in unrealized gains and losses for the period included in other for recurring Level 3 fair value measurements held at the end of the reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard did not materially impact our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard did not have a material impact on our financial statements. The Company has adopted the standard as of January 1, 2022.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments apply to companies, subject to meeting certain criteria, that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective as of March 12, 2020, through December 31, 2022. The Company has not yet adopted this new guidance and is evaluating the qualitative and quantitative effect the new guidance will have on its Financial Statements. The Company has a term loan with interest rates subject to LIBOR. Upon the discontinuation of LIBOR, it will be replaced by a comparable or successor rate approved by the lender’s agent.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect on its consolidated financial statements.

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

The Class B common stock carries 10 votes per share, subject to certain conditions, and represents no economic interest in the Company.

At the time of the Acquisition Transaction, the Class B Units represented a 45.9% economic interest in Landcadia Holdco and have no voting rights. The Class B Units are redeemable, together with an equal number of Class B common stock, for either shares of Class A common stock or cash. The cash redemption is at our option through a vote of our independent directors. Mr. Fertitta, directly or indirectly, had 79.9% of the voting power of our capital stock and, therefore, controlled the election of the board of directors, including the independent directors and therefore we have accounted for the Class B Units as redeemable non-controlling interests outside of permanent equity in our consolidated balance sheets.

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

In connection with the Acquisition Transaction, we incurred direct and incremental expenses of approximately $4.1 million, consisting of legal professional fees and other one-time expenses included in Acquisition Transaction related expenses in the consolidated statement of operations for the year ended December 31, 2020.

4. Revenues from Contracts with Customers

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaborative arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when (or as) it transfers control of the promised goods or services to its customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If control transfers to the customer over time, an entity selects a method to measure progress that is consistent with the objective of depicting its performance.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreement, the following steps must be performed at contract inception: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) we satisfy each performance obligation.

Online Gaming

Our revenues are principally derived from real money online gaming, which includes both online casino wagering and online sports wagering. Online gaming contracts contain a single performance obligation for the Company to conduct the game and award price or payouts to users based on the results. Gaming revenue is recognized at a point in time at the conclusion of each wager or contest and is measured as the aggregate net difference between gaming wins and losses and is recorded as gaming revenue in the accompanying statements of operations.

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

Market Access Agreements

We are party to manage multi-year market access agreements with online gaming operators that are authorized to operate online casino wagering and online sports betting, for which we receive royalties. Our market access agreements contain a single performance obligation under which we stand ready to provide daily use of our gaming license. Revenue from market access agreements is recognized over time as we satisfy our performance obligation. Initial fees received for the market access agreements and prepaid guaranteed minimum royalties are deferred and recognized ratably over the term of the contract as the performance obligations are satisfied. Royalties in excess of fixed minimum amounts are recognized in revenue in the month they are earned.

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

Live Dealer Studio Broadcast License Agreements

We have been contracted to multi-year live studio broadcast license agreements with authorized online gaming operators that provide for the use of the live table games that are broadcast from our studio at the Golden Nugget in Atlantic City, New Jersey. We receive royalties from the online gaming operators using the studio based on a percentage of GGR. We also offer some “private tables” for which we receive a flat monthly fee in addition to a percentage of GGR and or a share of costs. Our live dealer studio broadcast license agreements contain a single performance obligation under which we stand ready to perform our obligations under the contracts. Revenue from live dealer studio broadcast license agreements are recognized over time in the month royalties are earned.

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

Deferred revenue liabilities from contracts related to our loyalty program included in accrued gaming and related taxes in our accompanying balance sheets were $0.1 million and $0.0 million as of December 31, 2021 and 2020, respectively.

Disaggregation of Revenue

The following table summarizes revenues from our contracts disaggregated by revenue generating activity contained therein for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gaming	$113,352	$79,919	$47,694
Market access and live dealer studio	11,432	8,753	5,903
Reimbursables	3,460	2,448	1,824
Total revenue	$128,244	$91,120	$55,421

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

The following table provides information about receivables, contract assets and contract liabilities related to contracts with customers (in thousands):

	December 31,
	2021	2020
Receivables, which are included in "Accounts receivable - trade and other"	$9,453	$4,703
Contract liabilities (1)	$(6,631)	$(9,136)
(1)	As of December 31, 2021, includes $3.3 million recorded as deferred revenue – current, $0.1 million of loyalty program liability recorded as accrued gaming and related taxes and $3.2 million recorded as deferred revenue - long-term in our consolidated balance sheets. As of December 31, 2020, includes $3.3 million recorded as deferred revenue, $0.0 million of loyalty program liability recorded as accrued gaming and related taxes and $5.8 million recorded as deferred revenue in long-term liabilities in our consolidated balance sheets.

Significant changes in contract liabilities balances during 2021 and 2020 are as follows (in thousands):

	Year ended December 31,
	2021	2020
Decrease due to recognition of revenue	$4,353	$2,854
Increase due to cash received, excluding amounts recognized as revenue	$1,848	$5,240

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021. The estimated revenue does not include amounts of variable consideration that are constrained (in thousands):

Year Ending December 31,
2022	$3,455
2023	1,433
2024	571
2025	322
2026	200
Thereafter	650
Total	$6,631

5. Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$1,281	$544
Furniture, fixtures and equipment	1,962	613
	3,243	1,157
Less - accumulated depreciation	(775)	(551)
	$2,468	$606

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

6. Supplemental Balance Sheet Information

Other long-term assets are comprised of the following (in thousands):

	December 31,
	2021	2020
Prepaid market access royalties and other, net	$30,359	$2,970
Computer software, net	327	6
	$30,686	$2,976

Accrued gaming and related taxes are comprised of the following (in thousands):

	December 31,
	2021	2020
Gaming related, excluding taxes	$7,848	$10,046
Taxes, other than payroll and income taxes	9,534	6,670
	$17,382	$16,716

7. Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	December 31,
	2021	2020

Term loan, LIBOR + 12.0% (floor 1.0%), interest only due October 4, 2023	$139,385	$150,000
Less: Deferred debt issuance costs - term loan	(1,926)	(3,233)
Less: Unamortized discount - term loan	(3,199)	(5,040)
Equipment notes, net of unamortized discount for imputed interest of $40 at interest rates of 2.4% to 2.6%	1,339	—
Total debt, net of unamortized debt issuance costs and discounts	135,599	141,727
Less: Current portion	(622)	—
Long-term debt	$134,977	$141,727

On April 28, 2020, we entered into a term loan credit agreement that is guaranteed by our indirect parent, comprised of a $300.0 million interest only term loan due October 4, 2023. Net proceeds received from the term loan of $288.0 million, net of original issue discount, were sent to the parent of Old GNOG, who issued Old GNOG a note receivable due October 2024 (as amended and restated following the Acquisition Transaction, the “Second A&R Intercompany Note”) (Note 12) in the same amount, with substantially similar terms as the credit agreement. The Second A&R Intercompany Note was accounted for as contra-equity, similar to a subscription receivable, however in the reverse recapitalization recorded in connection with the Acquisition Transaction, the Second A&R Intercompany Note from our indirect parent was accounted for as a distribution to the parent of Old GNOG, reducing retained earnings. The term loan was issued at a 4% discount. The term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 12%, with a 1% floor, and interest payments are made quarterly. The term loan is secured by the Second A&R Intercompany Note which effectively, but indirectly provides pari passu security interest with the Golden Nugget, LLC senior secured credit facility.

In February 2021, we repaid $10.6 million of the term loan and incurred a prepayment premium of $1.6 million which was expensed as other expense in our consolidated statement of operations. Additionally, we expensed $1.1 million in deferred debt issuance costs and $1.5 million in unamortized debt discount as interest expense in our consolidated statement of operations for the year ended December 31, 2021.

In connection with the Acquisition Transaction, we repaid $150.0 million of the $300.0 million term loan and incurred a prepayment premium of $24.0 million, which along with other related fees and expenses was expensed as other expense in our consolidated statement of operations during the year ended December 31, 2020. Additionally, we expensed $3.3 million in deferred debt issuance costs and $5.0 million in unamortized discount as interest expense in our consolidated statement of operations for the year ended December 31, 2020.

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

We also entered into several equipment notes to finance computer equipment and other related infrastructure with original terms of three to four years that mature from June 2024 to December 2024.

8. Income Taxes

The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 is summarized as follows (in thousands):

	December 31,
	2021	2020	2019
Current:
Federal	$—	$275	$3,315
State	—	2,124	2,376
Total current income taxes	$—	$2,399	$5,691
Deferred:
Federal	$(5,231)	$(6,680)	$19
State	955	(3,370)	250
Total deferred income taxes	(4,276)	(10,050)	269
Provision for income taxes	$(4,276)	$(7,651)	$5,960

The effective income tax rate for the years ended December 31, 2021, 2020 and 2019, differs from the federal statutory rate as follows:

	December 31,
	2021	2020	2019
Income tax at statutory rate	21.0%	21.0%	21.0%
Non-taxable gain on warrant derivatives	(41.2)%	(4,115.4)%	—
Loss attributable to non-controlling interest	8.5%	1,808.4%	—
State tax expense	1.8%	(837.1)%	12.1%
Non-deductible expenses	2.4%	50.0%	—
Changes in unrecognized tax benefits	—	(714.5)%	0.7%
Other	(0.5)	—	—
Effective tax rate	(8.0)%	(3,787.6)%	33.8%

Deferred tax assets and liabilities as of December 31, 2021 and 2020 are comprised of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Investment in GNOG, LLC	$106,624	$96,934
Excess business interest expense	7,485	4,965
Net operating loss	3,346	203
Accruals and other	298	—
Deferred tax assets, prior to valuation reserve	117,753	102,102
Valuation allowance	(76,769)	(67,386)
Deferred tax assets, net of valuation reserve	40,984	34,716

Deferred tax liabilities:
Property and other	—	—
Net deferred tax asset	$40,984	$34,716

The changes to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense is as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$—	$2,829	$2,960
Additions for current year tax positions	—	—	—
Reductions for prior year tax positions	—	(2,829)	(131)
Balance at end of year	$—	$—	$2,829

As of December 31, 2021 and 2020, we do not have any unrecognized tax benefits. As of December 31, 2019, we had approximately $2.8 million of unrecognized tax benefit and $0.5 million of penalties and interest. The reduction in unrecognized tax benefits is the result of a tax accounting method change that was filed during 2020 that put us on the proper method, allowing for a full reversal of the historical liability, including penalties and interest.

We are subject to income taxes in U.S. federal and state jurisdictions. We have concluded all U.S. federal income tax matters for years through 2016. Our tax returns for the calendar years 2017 and 2018 are currently under examination by the Internal Revenue Service, but there have not been any material issues identified at this time.

9. Stock-based Compensation

Restricted Stock Units

In 2020, we adopted the Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan (the “2020 Plan”) providing for common stock-based awards to employees, non-employee directors and consultants. The 2020 Plan permits the granting of various types of awards, including awards of nonqualified stock options, ISOs, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards, dividend equivalents, and/or performance compensation awards or any combination of the foregoing. The 2020 Plan provides for an aggregate of 5,000,000 shares of Class A common stock to be delivered; provided that the total number of shares that will be reserved, and that may be issued, under the Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to one percent (1%) of the total outstanding shares of Class A common stock on the last day of the prior calendar year. Restricted stock and restricted stock units may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant. As of December 31, 2021, approximately 3,012,479 shares were available for future awards. The fair value of restricted stock unit awards was determined based on the fair market value of our shares on the grant date.

Performance-Based Restricted Stock Units

The Company periodically grants PBRSUs to employees. A PBRSU is a right to receive stock based on the achievement of both performance goals and continued employment during the vesting period. The number of shares earned under a PBRSU varies based upon whether certain performance goals are met.

On April 14, 2021 the Company granted 150,000 performance and time-vesting units, subject to the achievement of certain performance conditions during the three-year vesting period subsequent to the grant date. The grant date fair value of these awards was estimated on the date of the grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels. The Company expenses the total grant date fair value of these awards on a graded basis over the derived service period of approximately three years.

The below table summarizes the assumptions used to calculate the fair value:

Grant Date	April 14, 2021
Grant Date Stock Price	$15.57
Expected stock price volatility	88.70%
Risk-free rate of interest	0.35%
Dividend yield	0.00%
Fair value per share	$13.86

Compensation Costs

A summary of compensation cost recognized for stock-based payment arrangements is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Compensation cost recognized:
Restricted stock units and performance-based restricted stock units	$11,993	$35	$—
	$11,993	$35	$—

We have granted 5-month to 5-year time vested restricted stock unit awards and 3-year performance based restricted stock unit awards where each unit represents the right to receive, at the end of a vesting period, one share of our Class A common stock with no exercise price. As of December 31, 2021, there was $38.0 million of total unrecognized compensation cost related to unvested restricted stock unit awards and performance based restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.27 years.

Summary of RSUs and PBRSUs

A summary of the status of our restricted stock unit awards and performance based restricted stock unit awards and of changes in our restricted stock unit awards and performance based restricted stock unit awards outstanding for the year ended December 31, 2021 is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share

Outstanding at January 1, 2020	—	$—
Granted	1,035,000	25.49
Vested and converted	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2020	1,035,000	$25.49
Granted	1,322,344	17.90
Vested and converted	(260,849)	25.40
Forfeited/expired	—	—
Outstanding at December 31, 2021	2,096,495	$20.71

10. Stockholder’ Deficit and Earning (Loss) per Share

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

Common Stock

As of December 31, 2021 and 2020, we had 46,727,317 and 36,982,320 shares, respectively, of Class A common stock, par value $0.0001, outstanding of a total of 220,000,000 shares authorized for both periods. Holders of Class A common stock are entitled to cast one vote per share of Class A common stock and will share ratably if and when any dividend is declared.

As of December 31, 2021 and 2020, we had 31,657,545 and 31,350,625 shares, respectively, of Class B common stock, par value $0.0001, outstanding of a total of 50,000,000 shares authorized for both periods. There is no public market for our Class B common stock. New shares of Class B common stock may be issued only to, and registered in the name of, Mr. Fertitta or his affiliates (including all successors, assigns and permitted transferees) (collectively, the “Permitted Class B Owners”). We may not issue additional shares of Class B common stock other than in connection with the valid issuance of Landcadia Holdco Class B Units in accordance with the A&R HoldCo LLC Agreement to any Permitted Class B Owner. For so long as Mr. Fertitta and his affiliates beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the closing of the Acquisition Transaction and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the closing of the Acquisition Transaction (the “Sunset Event”), holders of Class B common stock are entitled to cast 10 votes per share of Class B common stock. The voting power of the shares held by Mr. Fertitta and his affiliates is subject to an automatic downward adjustment to the extent necessary for the total voting power of all shares of our common stock beneficially held by Mr. Fertitta and his affiliates not to exceed 79.9%. To the extent Mr. Fertitta and his affiliates exchange Landcadia Holdco Class B Units (and a corresponding number of shares of Class B common stock have been cancelled), the number of votes per share of each remaining share of Class B common stock will increase, up to 10 votes per share. In no event will the shares of Class B common stock have more than 10 votes or less than 1 vote per share. Once Mr. Fertitta and his affiliates cease to beneficially own 30% or more of the total number of (i) shares of Class A common stock outstanding as of the closing of the Acquisition Transaction and (ii) shares of Class A common stock that were issued upon exchange of the Landcadia Holdco Class B Units held by Mr. Fertitta and his affiliates as of the closing of the Acquisition Transaction, the holders of the shares of Class B common stock will be entitled to one (1) vote per share. Holders of Class B common stock will not participate in any dividend declared by the board of directors. Beginning 180 days after the closing of the Acquisition Transaction, each holder of Class B Units will be entitled to cause Landcadia Holdco to exchange all or a portion of its Class B Units (upon the surrender of a corresponding number of shares of Class B common stock) into a number of shares of Class A common stock. Each Class B Unit together with a corresponding share of Class B common stock can be exchanged for either one share of Class A common stock or, or at our election, in its capacity as the sole managing member of Landcadia Holdco, the cash equivalent of the market value of one share of Class A common stock. The market value of one share of Class A common stock will be based on the average of the volume-weighted closing price of our Class A common stock for the ten days trading immediately prior to and including the date the redemption notice is provided.

Dividends

During the years ended December 31, 2021, 2020 and 2019, we made dividend payments of $0.0 million, $30.5 million and $10.8 million, respectively to the parent of Old GNOG.

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

A total of 9,584,227 warrants were exercised through March 8, 2021 for cash proceeds of $110.2 million. All other public warrants were redeemed on March 8, 2021. The exercised warrants had been accounted for as a derivative liability and carried on our balance sheets at fair value prior to exercise. Upon exercise, the fair value of the derivative liability was reclassified to additional paid-in capital in accordance with ASC 815-40-40-2.

As of December 31, 2021, we had 5,883,333 sponsor warrants outstanding. Each sponsor warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The sponsor warrants were not transferable, assignable or salable until 30 days after the completion of the Acquisition Transaction and they are non-redeemable so long as they are held by the initial purchasers of the sponsor warrants or their permitted transferees. If the sponsor warrants are held by someone other than the initial purchasers or their permitted transferees, the sponsor warrants will be redeemable by us and exercisable by such holders on the same basis as the public warrants. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the public warrants except that the sponsor warrants may be exercised on a cashless basis.

Redeemable Non-Controlling Interests

As of December 31, 2021 and 2020, there were 31,657,545 shares and 31,350,625 shares, respectively of Landcadia Holdco Class B Units issued to LF LLC, representing 40.4% and 45.9% economic interest, respectively, with no voting rights. Beginning 180 days after the closing of the Acquisition Transaction, the holder of the Class B Units is entitled to redeem all or a portion of such Class B Units to be settled in cash or shares of Class A Common Stock and as such, these Class B Units are classified as temporary equity in accordance with ASC 480-10-S99-3A and represent a non-controlling interest. The non-controlling interest has been adjusted to redemption value as of December 31, 2021 in accordance with paragraph 15 option b of ASC 480-10-S99-3A. This measurement adjustment results in a corresponding adjustment to shareholders’ deficit through adjustments to additional paid-in capital and retained earnings. The redemption value of the Class B Units was $315.0 million and $617.6 million on December 31, 2021 and 2020, respectively. The December 31, 2021 redemption value is calculated by multiplying the 31,657,545 Class B Units by the $9.95 trading price of our Class A common stock on December 31, 2021. The December 31, 2020, redemption value was calculated by multiplying the 31,350,625 Class B Units outstanding at that date by the $19.70 trading price of our Class A common stock on December 31, 2020.

Concurrent with future redemptions of the Class B Units, an equal number of shares of the Class B common stock will be cancelled.

Earnings (Loss) per Share

	Year	Closing Date
	Ended	Through
	December 31,	December 31,
Numerator:	2021	2020
Net income	$57,877	$7,853
Less: Net income prior to the acquisition transaction	—	(415)
Less: Net loss attributable to non-controlling interests	21,693	17,350
Net income attributable to GNOG - basic	79,570	24,788
Less: Gain on warrant derivatives	(105,213)	(39,586)
Add: Net loss attributable to non-controlling interests	(21,693)	(17,350)
Net loss attributable to GNOG - diluted	$(47,336)	$(32,148)

Denominator:
Weighted average shares outstanding - Class A common stock	45,219	36,982
Weighted average shares outstanding - RSUs	80	—
Subtotal - basic	45,299	36,982
Weighted average shares outstanding - Warrants	2,104	8,561
Weighted average shares outstanding - Class B Units redeemed	31,538	31,351
Weighted average shares outstanding - diluted	78,941	76,894

Earnings (loss) per share:
Basic	$1.76	$0.67
Diluted	$(0.60)	$(0.42)

No earnings (loss) per share are presented for periods preceding the Acquisition Transaction as only the Class B common shares would have been outstanding in historical periods pursuant to the reverse recapitalization and the Class B common shares do not participate our income or loss. Restricted stock units totaling 722,579 were excluded from the computation as inclusion in the period presented would have been anti-dilutive.

11. Commitments and Contingencies

Leases with Affiliates

In connection with the Acquisition Transaction, GNOG LLC entered into office leases with GNAC and Golden Nugget respectively, or their respective affiliates (collectively, the “Office Leases”). The Office Leases provide for annual rent payments of $88,128 for the office space leased in Houston, Texas and $24,252 for the office space leased in Atlantic City, New Jersey, subject to an increase of 10% for any renewal term and market rent increases in the event that GNOG LLC requires the use of additional office space during the term thereof. However, any amounts actually paid by GNOG LLC under the Trademark License Agreement and the A&R Online Gaming Operations Agreement (see Note 12) will be credited against GNOG LLC’s rent obligations under the Office Leases. Consequently, we paid no rent and recognized no rental expenses pursuant to these leases during the years ended December 31, 2021 and 2020. Each Office Lease will have a term of five years. In connection with any renewal of the term of the A&R Online Gaming Operations Agreement (see Note 12), GNOG LLC has an option to renew each Office Lease for the lesser of (i) five years or (ii) the length of the renewed term of the A&R Online Gaming Operations Agreement. Each Office Lease may be terminated by GNOG LLC or the respective landlord upon six months’ notice.

Assuming no amounts are paid under the Trademark License Agreement and the A&R Online Gaming Operations Agreement, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2022	379
2023	379
2024	259
2025	84
2026	-
Total	$1,101

Other Contractual Obligations and Contingencies

We have entered into a number agreements for advertising, licensing, market access, technology and other services. Certain of these agreements have early termination rights that, if exercised, would reduce the aggregate amount of such payable under these commitments. As of December 31, 2021, future minimum payments under these contracts that are non-cancelable are as follows (in thousands):

Year Ending December 31,
2022	27,309
2023	5,325
2024	26,310
2025	23,684
2026	10,600
Thereafter	53,250
Total	$146,478

Agreement with Danville Development

On November 18, 2020, we entered into a definitive agreement with Danville Development, for market access to the State of Illinois (see Note 12). Pursuant to this agreement, we have committed to cause to be provided a mezzanine loan in the amount of $30.0 million to Danville Development for the development and construction a new Golden Nugget-branded casino in Danville, Illinois. This mezzanine loan is currently expected to be fully funded in the first or second quarter of 2022.

Employment Agreements

We have entered into employment agreements with four key employees, with original terms of 3 to 5 years. These agreements in the aggregate provide for minimum base cash compensation of $1.1 million and potential severance payments totaling $2.2 million for termination by us without cause, or termination by the employee for good reason, as defined in the agreements. Pursuant to one of the agreements cash payments of $2.5 million will be made to the employee in 2022.

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

Golden Nugget Online Gaming, Inc. Litigation

Between late 2021 and early 2022, certain individuals filed numerous actions against us in the Delaware Court of Chancery, seeking inspection of our financial records pursuant to Section 220 of the Delaware General Corporation Law. The plaintiffs’ claims against us relate to an alleged breach of fiduciary duty by the Company in relation to the DraftKings Merger.

The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.

Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

12. Related Party Transactions

Second A&R Intercompany Note

In connection with the Acquisition Transaction, LF LLC and GNOG LLC entered into the Second A&R Intercompany Note, which amended and restated that certain Amended and Restated Intercompany Note, dated December 16, 2020, by LF LLC and GNOG LLC (the “First Intercompany Note”), to continue to act as a guarantee to the credit agreement and provided for, among other things, (a) a reduction in the principal amount outstanding under the First A&R Intercompany Note by $150.0 million, which reduction occurred at closing, and (b) a reduction in the amounts payable thereunder to 6% per annum, to be paid quarterly on the outstanding balance from day to day thereunder. The Second A&R Intercompany Note will continue to provide for a corresponding reduction in the remaining principal amount due and owing thereunder for each payment made under the credit agreement that reduces the principal amount of the loans under the credit agreement. The A&R HoldCo LLC agreement provides for additional issuances of Class B Units and the equivalent number of shares of Class B common stock to LF LLC in consideration of the payments described in clause (b) above to be made by LF LLC to GNOG LLC pursuant to the terms of the Second A&R Intercompany Note, with such payments and equity issuances being treated as capital transactions for accounting purposes. Pursuant to the First Intercompany Note, amounts paid for the year ended December 31, 2021 and 2020 and recorded as additional capital contributions from the parent of Old GNOG totaled $0.0 million and $16.8 million, respectively.

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

Tax Receivable Agreement

In connection with the Acquisition Transaction, we entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with LF LLC. The Tax Receivable Agreement provides for payment to LF LLC in respect of 85% of the U.S. federal, state and local income tax savings allocable to us from Landcadia Holdco and arising from certain transactions, including (a) certain transactions contemplated under the Purchase Agreement and (b) the exchange of LF LLC’s Class B Units for shares of our Class A common stock, par value $0.0001 per share, as determined on a “with and without” basis, and for an early termination payment to LF LLC in the event of a termination with a majority vote of disinterested directors, a material breach of a material obligation, or a change of control, subject to certain limitations, including in connection with available cash flow and financing facilities. Assuming no exchange of LF LLC’s Class B Units pursuant the A&R Holdco LLC Agreement (as defined below), the estimated liability under the Tax Receivable Agreement (“TRA liability”) of $24.2 million and $23.3 million was recognized in our consolidated balance sheets as of December 31, 2021 and 2020, respectively. Payments for such TRA liability will, subject to certain limitations, including in connection with available cash flow and financing facilities, be made annually in cash and are expected to be funded with tax distributions from Landcadia Holdco. The Tax Receivable Agreement payments will commence in the year following our ability to realize tax savings provided through the transaction and, at this time, are expected to commence in 2025 (with respect to taxable periods ending in 2024). The amount and timing of such Tax Receivable Agreement payments may vary based upon a number of factors. The Tax Receivable Agreement also provides for an accelerated lump sum payment on the occurrence of certain events, among them a change of control. Based upon certain assumptions, it is estimated that such early termination payment could amount to approximately $205.5 million. It is anticipated that such early termination payments may be made from the proceeds of such change of control transaction; however, we may be required to fund such early termination payments from other sources and there can be no assurances that the Company will be able to finance such obligations in a manner that does not adversely affect its working capital or financial conditions. The DraftKings Merger will not result in a TRA liability, as LF LLC has agreed to waive, in accordance with the terms of the Support Agreement, any payments due under Article IV of the Tax Receivable Agreement contingent upon the consummation of the DraftKings Merger. In addition, pursuant to the terms of the Support Agreement contingent upon the consummation of the DraftKings Merger, LF LLC has agreed to have the Tax Receivable Agreement terminate and be of no further force or effect and have all liabilities and obligations thereunder, including the TRA liability, be fully satisfied, extinguished and released.

Trademark License Agreement

In connection with the Acquisition Transaction, GNOG LLC entered into a trademark license agreement (the “Trademark License Agreement”) with Golden Nugget and GNLV, pursuant to which GNLV has granted GNOG LLC an exclusive license to use certain “Golden Nugget” trademarks (and other trademarks related to our business) in connection with operating online real money casino gambling and sports wagering in the U.S. and any of its territories, subject to certain restrictions. The license has a twenty-year term that commenced on the closing date of the Acquisition Transaction. During the term of the agreement, we have agreed to pay Golden Nugget a monthly royalty payment equal to 3% of Net Gaming Revenue (as defined therein). Upon the tenth and fifteenth anniversary of the effective date of the Trademark License Agreement, the monthly royalty amount payable to GNLV will be adjusted to equal the greater of (i) 3% of Net Gaming Revenue and (ii) the fair market value of the licenses (as determined by an independent appraiser, if necessary).

While the trademarks licensed under the Trademark License Agreement generally will be exclusively licensed to us, in the event that (i) a new market or opportunity becomes available (e.g., pursuant to the legalization of online gaming in another jurisdiction), and (ii) we are unwilling, unable or otherwise fail to pursue such market or opportunity, Golden Nugget will be permitted to pursue such market or opportunity and utilize the trademarks covered by the Trademark License Agreement with respect thereto (such provision, the “Exclusive Area Adjustment”). For the avoidance of doubt, nothing in the Trademark License Agreement will restrict us (or Golden Nugget) from owning or operating an online-based casino using marks that are not covered by the Trademark License Agreement. We expensed $2.6 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively, under this agreement and the predecessor of the A&R Online Gaming Operations Agreement (together referred to as the “Royalty Agreements”). Amounts payable under the Royalty Agreements as of December 31, 2021 and 2020 are $0.5 million and $0.4 million, respectively, which are included as payable/receivable to affiliates on our consolidated balance sheet.

In connection with the DraftKings Merger, GNOG LLC, Golden Nugget and GNLV agreed to amend the Trademark License Agreement pursuant to terms agreed to in the DraftKings Merger Agreement, including, among other things, to (i) extend the term of the Trademark License Agreement from twenty years to fifty years from the closing of the DraftKings Merger and (ii) eliminate the Exclusive Area Adjustment described above.

A&R Online Gaming Operations Agreement

Pursuant to an amended and restated online gaming operations agreement (the “A&R Online Gaming Operations Agreement”), GNAC granted GNOG LLC the right to host, manage, control, operate, support and administer, under GNAC’s land-based casino operating licenses, the “Golden Nugget”-branded online gaming business, the live dealer studio in New Jersey and the third-party operators. Under the A&R Online Gaming Operations Agreement, GNOG LLC is responsible for managing, administering and operating its online gaming business and providing services to GNAC in connection with the management and administration of certain platform agreements and GNAC is required to provide certain operational and infrastructure services to GNOG LLC in connection with its New Jersey operations. In addition to the royalty payable pursuant to the Trademark License Agreement, under the A&R Online Gaming Operations Agreement GNOG LLC is also obligated to reimburse GNAC for certain expenses incurred by GNAC in connection with the New Jersey online gaming business, such as New Jersey licensing costs, regulatory fees, certain gaming taxes and other expenses incurred by GNAC directly in connection with GNOG LLC’s operations in New Jersey. The A&R Online Gaming Operations Agreement has a term of five years commencing from April 2020 and is renewable by GNOG LLC for an additional five-year term. The A&R Online Gaming Operations Agreement also provides for, among other things, (a) minimum performance standards under which GNOG LLC is required to operate the “Golden Nugget”-branded online gaming business, and (b) an arm’s length risk allocation framework (including with respect to insurance and indemnification obligations).

The A&R Online Gaming Operations Agreement, as modified by the Commercial Agreement (as defined in the DraftKings Merger Agreement) and certain other changes thereto agreed upon by GNAC and GNOG LLC, is expected to remain in effect following the completion of the DraftKings Merger.

Lease Agreements

We lease a portion of the space within the Golden Nugget Atlantic City Hotel & Casino located at 600 Huron Ave, Atlantic City, NJ 08401 from GNAC for the operation of an online live casino table gaming studio from which live broadcasted casino games are offered to online gaming customers. The lease has a five-year term from April 27, 2020, plus one five-year renewal period. This lease is expected to remain in effect following the completion of the DraftKings Merger.

In connection with the closing of the Acquisition Transaction, GNOG LLC entered into office leases with Golden Nugget Atlantic City, LLC and Golden Nugget, LLC respectively, or their respective affiliates (collectively, the “Office Leases”). The Office Leases provide for annual rent payments of $88,128 for the office space leased in Houston, Texas and $24,252 for the office space leased in Atlantic City, New Jersey, subject to an increase of 10% for any renewal term and market rent increases in the event that GNOG LLC requires the use of additional office space during the term thereof. However, any amounts actually paid by GNOG LLC under the Trademark License Agreement and the A&R Online Gaming Operations Agreement will be credited against GNOG LLC’s rent obligations under the Office Leases. Each Office Lease will have a term of five years. In connection with any renewal of the term of the A&R Online Gaming Operations Agreement, GNOG LLC has an option to renew each Office Lease for the lesser of (i) five years or (ii) the length of the renewed term of the A&R Online Gaming Operations Agreement. Each Office Lease may be terminated by GNOG LLC or the respective landlord upon six months’ notice. These office leases are expected to remain in effect following the completion of the DraftKings Merger.

Services Agreement

In connection with the Acquisition Transaction, we entered into the Services Agreement with Golden Nugget to provide for the performance of certain services. Pursuant to the Services Agreement, GNAC and Golden Nugget have agreed to provide certain services and facilities, including payroll, accounting, financial planning and other agreed upon services, to us from time to time and we have agreed to provide continued management, consulting and administrative services to Golden Nugget’s applicable subsidiary in connection with retail sports betting conducted in such subsidiary’s brick-and-mortar casino. Under the Services Agreement, each party is responsible for its own expenses and the employer of any shared employee is responsible for such shared employee’s total compensation. Reimbursements we expensed under the Services Agreements totaled $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Services Agreement is expected to be terminated in connection with the completion of the DraftKings Merger. However, certain services are expected to continue on a transitional basis pursuant to a transition services agreement to be entered into in connection with the completion of the DraftKings Merger.

Agreement with Danville Development

On November 18, 2020, we entered into a definitive agreement with Danville Development, LLC (the “Danville Development”) for market access to the State of Illinois. Danville Development is a joint venture between Wilmot Gaming Illinois, LLC and GN Danville, LLC, a wholly owned subsidiary of Golden Nugget, LLC and an affiliate of ours, formed to build a new “Golden Nugget”-branded casino in Danville, Illinois, pending obtaining all regulatory approvals. GN Danville, LLC will own a 25% equity interest in Danville Development and has an option to purchase the other equity interests in the future at a price to be determined pursuant to the definitive agreement. The definitive agreement has a term of 20 years and requires us to pay Danville Development a percentage of its online net gaming revenue, subject to minimum royalty payments over the term. In addition, under the definitive agreement, we hold the exclusive right to offer online sports betting and, if permitted by law in the future, online casino wagering. We have committed to cause a mezzanine loan to be provided in the amount of $30.0 million to Danville Development, which will indirectly benefit GN Danville, LLC, for the development and construction of the casino.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable than might have been obtained from unaffiliated third parties.

Tax Sharing Agreement

Prior to the closing of the Acquisition Transaction, we were subject to a tax sharing agreement with the parent of Old GNOG. Amounts owed under the tax sharing agreement as of December 31, 2021 and 2020 were $0.0 million and $2.2 million, respectively, included in payable to an affiliate on our consolidated balance sheets.

13. Subsequent Events

We have evaluated subsequent events through March 15, 2022, which is the date our financial statements were issued.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges
	Beginning	to Costs			Balance at
	of Period	and Expenses	Deductions	Other (1)	End of Period
Year Ended December 31, 2021:
Valuation allowance for deferred taxes	$67,386	$(2,354)	$—	$11,737	$76,769
Year Ended December 31, 2020:
Valuation allowance for deferred taxes	$—	$—	$—	$67,386	$67,386
(1)	Amount for 2021 relates to an adjustment through equity related to the realizability of certain deferred tax assets associated with the exercise of our Public Warrants during the year and the amount for 2020 relates to a valuation allowance established on deferred tax assets related to the completion of the Acquisition Transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Other than execution of the material weakness remediation activities described below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Disclosed Material Weakness

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our Quarterly Reports on Form 10-Q filed for the quarters ended June 30, 2021 and September 30, 2021, a material weakness in our operation of controls over the classification and accounting for the private placement warrants and public warrants (collectively, the “warrants”), which were initially issued in connection with our initial public offering.

As of December 31, 2021, management has completed the implementation of our remediation efforts of the material weakness related to accounting for warrants as previously reported. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our remediation efforts included expanding and improving our review process for complex financial instruments and related accounting standards. We have further improved this process by enhancing access to accounting literature and engaging third-party professionals with whom to consult regarding complex accounting applications.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position
Tilman J. Fertitta	64	Chairman and Chief Executive Officer
Thomas Winter	47	President
Michael Harwell	52	Chief Financial Officer
Michael S. Chadwick	70	Director
Scott Kelly	58	Director
Richard H. Liem	68	Director
Steven L. Scheinthal	60	Director
G. Michael Stevens	61	Director

Tilman J. Fertitta has been the Company's Chairman and Chief Executive Officer since February 2019. From August 2020 through July 2021, Mr. Fertitta has served as the Co-Chairman and Chief Executive Officer of Landcadia Holdings III, Inc. (“Landcadia III”). He was previously Co-Chairman and Chief Executive Officer of Landcadia Holdings, Inc. (“Landcadia I”) from September 2015 through the consummation of its business combination with Waitr Holdings Inc. (“Waitr”) in November 2018, and he served on the board of directors of Waitr from the closing of their business combination in November 2018 through June 2021. Since February 2021, he has been Co-Chairman and Chief Executive Officer of Landcadia Holdings IV, Inc. (“Landcadia IV”). Since August 2010, Mr. Fertitta has been the sole shareholder, chairman and Chief Executive Officer of FEI, which owns the NBA's Houston Rockets, the restaurant conglomerate Landry’s LLC and the Golden Nugget Casinos and is recognized today as a global leader in the dining, hospitality, entertainment and gaming industries. Mr. Fertitta was the sole shareholder at the time he took Landry’s Inc. (“Landry’s”) public in 1993, and after 17 years as a public company, he was the sole shareholder in taking Landry’s private in 2010. Mr. Fertitta currently serves as Chairman of the Houston Children’s Charity and the Houston Police Foundation, and is currently the Chairman of the Board of Regents for the University of Houston. He is also on the Executive Committee of the Houston Livestock Show and Rodeo, one of the Nation’s largest charitable organizations. He also serves on the boards of the Texas Heart Institute and Greater Houston Partnership. The Board considered in particular Mr. Fertitta’s extensive management background in the post-Acquisition Transaction companies, based on his experience as a public direct and leader.

Thomas Winter has been the Company's President since the closing of the Acquisition Transaction. Mr. Winter has also served as the Senior Vice President and General Manager of the online gaming division of Landry’s and FEI, a role he has held between 2013 and 2020. Prior to joining Landry’s, Mr. Winter served as a self-employed consultant with JUMP Advisory Services, where he advised companies in the eGaming sector regarding strategy, business planning and operations from 2012 to 2013. From 2008 to 2011, Mr. Winter served as Chief Operating Officer then as Chief Executive Officer of Betclic, a major European online sports betting and gaming operator. Betclic was operating across a dozen European markets, notably France, Italy, Portugal, Poland and Spain. Starting in 2009, he was also the Chief Operation Officer of Expekt.com, a sister company of Betclic and a pioneer brand in the online gaming industry, operating in the Nordics and Eastern Europe, which he merged with Betclic in 2010. During his tenure as the Chief Operating Officer of Betclic and Expekt, Mr. Winter was responsible for the company’s operations, overseeing acquisition and retention marketing, Customer Service, Sportsbook Trading and Financial Planning & Analysis. When promoted to Chief Executive Officer, Mr. Winter was also responsible for finance, legal and HR for the combined entity. Mr. Winter also served as a nonexecutive director for Metro Play, the online gaming arm of the Daily Mail Group Media, from 2012 until its sale in 2014, and as a non-executive director for Groupe Paris Turf, the leading horse racing media group in France, in 2013. Currently, Mr. Winter serves as a board observer for Superbet, one of the largest online gaming operators in Central and Eastern Europe, which he originally joined as an advisory board member in 2018.

Michael Harwell has been the Company's Chief Financial Officer since the closing of the Acquisition Transaction. Mr. Harwell previously served as the controller of the online gaming division of Landry's, a position he has held since June 2020. Prior to joining Landry's, Mr. Harwell served as Vice President of Finance and Chief Accounting Officer of Independence Contract Drilling, Inc., a public energy services company subject to the reporting requirements of the Exchange Act, from 2012 to May 2020. From 2005 to 2012, Mr. Harwell served as Vice President and Corporate Controller of Landry’s. Prior to joining Landry’s in 2005, Mr. Harwell served as Vice President and Corporate Controller for Netversant Solutions, Inc., a Houston-based high-tech start-up company, from 2000 to 2005, and held various positions with Nabors Industries, Inc., a public company subject to the reporting requirements of the Exchange Act, from 1994 to 2000. Mr. Harwell began his career with Ernst & Young, LLP from 1991 to 1994 and is a Certified Public Accountant.

Michael S. Chadwick has been a director of the Company since May 2019. He was previously a director of Landcadia I from May 8, 2017 through the consummation of the Waitr business combination. Mr. Chadwick has been in the commercial, investment and merchant banking businesses since 1975. Additionally, since April 2018, Mr. Chadwick has served as Managing Director and Principal of Chadwick Capital Advisors, LLC. Previously, since June 2017, he operated as an independent contractor serving as Managing Director and Principal of SLCA Capital, LLC, a registered broker dealer and member of FINRA and SIPC. Mr. Chadwick has arranged private and public debt and equity capital and has provided financial advisory services relating to merger and acquisition activity, for numerous public and privately held companies across a broad spectrum of industries for over 45 years. Mr. Chadwick was most recently a Managing Director of Shoreline Capital Advisors, Inc. from 2011 to 2017. He was a Managing Director at Growth Capital Partners, LP during 2010. From 1994 through 2009, Mr. Chadwick was a Senior Vice President and Managing Director of Sanders Morris Harris Group, Inc. (“SMHG”), which at that time was the largest investment banking firm headquartered in the Southwest. Prior to SMHG, Mr. Chadwick in 1988 co-founded Chadwick, Chambers and Associates, Inc., an investment and merchant banking boutique specializing in providing traditional corporate finance services and, in select situations, sponsoring financial transactions as principal. Mr. Chadwick has served on numerous boards of directors of both private and public companies, including service as the chairman of the audit committee of Landry’s when it was a public company. Presently, he serves on the boards of directors of Moody-Price, LLC, Trophy Windows, LLC, Lone Star Industrial Materials, LLC, Landry’s and the audit and compliance committees for GNAC, as well as on the Board of Trustees of the Harris County Hospital District Foundation. The Board considered in particular Mr. Chadwick’s leadership in the entertainment and dining industries, as well as his extensive business and financial experience in commercial, investment and merchant banking.

Scott Kelly has been a director of the Company since May 2020. Mr. Kelly has also served as a member of the board of directors of Landcadia III since August 2020 through July 2021, and Landcadia IV since March 2021. He is a former NASA astronaut and retired U.S. Navy Captain, U.S. spaceflight record holder and an experienced test pilot having logged more than 15,000 hours of flight time in more than 40 different aircraft and spacecraft. A former fighter pilot, Mr. Kelly flew the F-14 Tomcat aboard the aircraft carrier, USS Dwight D. Eisenhower. Mr. Kelly was selected by NASA as an astronaut in 1996. A veteran of four space flights, he piloted Space Shuttle Discovery to the Hubble space telescope in 1999 and, subsequently, commanded Space Shuttle Endeavor on a mission to the International Space Station in 2007. His long-duration space flight experience includes two flights on the Russian Soyuz spacecraft, launching and landing from Kazakhstan and two stays aboard the International Space Station as commander, the first a 159-day mission in 2010-2011 followed by his recorded-breaking 340-day mission to the international space station in 2015. During his yearlong mission, known worldwide as the “Year in Space,” he conducted three spacewalks before returning home in March 2016. Mr. Kelly has received many awards and honors, including the Defense Superior Service Medal, the Legion of Merit and Distinguished Flying Cross. Mr. Kelly also was recognized at the 2015 State of the Union Address by U.S. President Barack Obama. Mr. Kelly is a Fellow of the Society of Experimental Test Pilots and a member of the Association of Space Explorers. Mr. Kelly was appointed Champion for Space by the United Nations Office for Outer Space Affairs. Mr. Kelly serves on the audit and compliance committees of GNAC, an indirect subsidiary of FEI. Since his departure from NASA in April 2016, Mr. Kelly founded Mach 25 LLC, through which he has been active as a motivational speaker and author. In 2016 he published a New York Times bestseller memoir Endurance and a children’s picture book; more recently, he published Infinite Wonder, a collection of extraordinary images he photographed aboard international space station, also a New York Times bestseller. The Board considered in particular Mr. Kelly’s unique experience in several commander and leadership roles, as well as his participation on several public company boards and committees.

Richard H. Liem has been a director of the Company since the closing of the Acquisition Transaction on December 2020. Mr. Liem previously served as our Vice President and Chief Financial Officer from February 2019 until the closing of the Acquisition Transaction. Since August 2020, Mr. Liem has served as the Vice President and Chief Financial Officer of Landcadia III through July 2021. In addition, he has served as the Vice President and Chief Financial Officer of Landcadia IV since February 2021. He previously served as Vice President and Chief Financial Officer of Landcadia I from September 2015 through the consummation of the Waitr business combination. Mr. Liem has been the Chief Financial Officer of Landry’s Restaurants Inc. since June 2004 and serves as its Executive Vice President and Principal Accounting Officer. He joined Landry’s Restaurants, Inc. in 1999 as the Corporate Controller. Mr. Liem joined Landry's Restaurants, Inc. from Carrols Corporation, where he served as the Vice President of Financial Operations from 1994 to 1999. He served with the Audit Division of Price Waterhouse, L.L.P. from 1983 to 1994. He has been a Director of Landry's since 2009 and also serves as a director of Golden Nugget. Mr. Liem also serves on the compliance committee for GNAC. In addition, he serves as the Executive Vice President and Chief Financial Officer of FEI, which is the holding company for Golden Nugget, Landry's LLC, and other assets owned and controlled by Tilman J. Fertitta. Mr. Liem is a Certified Public Accountant and was first licensed in Texas in 1989. The Board considered in particular Mr. Liem’s qualifications in business, finance and accounting, as well as to his extensive experience and leadership in the entertainment and gaming industries.

Steven L. Scheinthal has been a director of the Company since the closing of the Acquisition Transaction on December 2020. Mr. Scheinthal previously served as our Vice President, General Counsel and Secretary from February 2019 until the closing of the Acquisition Transaction. Mr. Scheinthal served as the Vice President, General Counsel and Secretary of Landcadia III from August 2020 through the closing of its business transaction with The Hillman Group, Inc. on July 2021. In addition, since February 2021, he has served as the Vice President, Counsel and Secretary of Landcadia IV. He previously served as Vice President, General Counsel and the Secretary of Landcadia I from September 2015 through the consummation of the Waitr business combination, and he currently serves on the board of directors of Waitr. Mr. Scheinthal has served as a member of the board of directors of Landry’s since its IPO in 1993 and as its Executive Vice President or Vice President of Administration, General Counsel and Secretary since September 1992. He also serves as a member of the board of directors, Executive Vice President and General Counsel of FEI, which is the holding company for Landry’s, the Golden Nugget Hotels and Casinos and other assets owned and controlled by Tilman J. Fertitta. He devotes a substantial amount of time on behalf of all FEI companies, including Landry’s and Golden Nugget, to acquisitions, financings, human resources, risk, benefit and litigation management, union, lease and contract negotiations, trademark oversight and licensing and is primarily responsible for compliance with all federal, state and local laws. He was also primarily responsible for Landry’s corporate governance and SEC compliance from its initial public offering and during the 17 plus years Landry’s operated as a public company. We believe the foregoing experience provides the Company with valuable insight, skills and perspective. Prior to joining Landry’s, he was a partner in the law firm of Stumpf & Falgout in Houston, Texas. Mr. Scheinthal represented Landry’s for approximately five years before becoming part of the organization. The Board considered in particular Mr. Scheinthal’s extensive experience in public company legal and compliance matters, particularly within the entertainment and gaming industries.

G. Michael Stevens has been a director of the Company since May 2019. He was previously a director of Landcadia I from August 2016 through the consummation of the Waitr business combination in November 2018. Mr. Stevens currently serves as Managing Member of MS2 Ventures LLC, an advisory and investment firm. Mr. Stevens is Chairman of the Board and Chief Executive Officer of Impressio, Inc. an advanced materials company, and an advisor to Footprint International, a sustainable technology packaging firm. Mr. Stevens served as the Senior Vice President and Chief Marketing Officer for the New York Giants from 2006 to 2019, and from 2003 to 2006 he served as the Senior Vice President of Sales & Marketing for the Washington Football Team (NFL). Mr. Stevens' prior experience includes former director of Remedy Analytics, Inc., former Trustee of Camp Dudley, Inc. (non-profit) & Chairman of Dudley’ Development Committee, and key marketing executive roles at eBay Inc. and the National Basketball Association. Mr. Stevens holds a Bachelor of Arts Degree from Hobart College, where he has served as a member of the Board of Trustees, and he is a member of the Global Executive Leadership Program, class of 2022 at the Yale School of Management. The Board considered in particular Mr. Stevens’ sales and marketing executive leadership roles in the sports industry, as well as his experience as a strategic and innovative business advisor.

Controlled Company Exemptions and Director Independence

Under the rules of the Nasdaq Stock Market (the “Nasdaq Rules”), a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company will qualify as a “controlled company.” A controlled company is not required to comply with Nasdaq Rules that would otherwise require such companies to have: (i) a board comprised of a majority of independent directors; (ii) the compensation of its executive officers determined by a majority of independent directors; (iii) a compensation committee comprised solely of independent directors and a corresponding charter which provides for, among other items, the authority and funding to retain compensation consultants and other advisors; and (iv) an independent nominating function whereby director nominees are selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

We are a “controlled company” within the meaning of the Nasdaq Rules because Mr. Fertitta and his affiliates, including Fertitta Entertainment, Inc., are the beneficial owners of all the outstanding shares of Class B common stock and control the voting power of our outstanding capital stock, and therefore have the power to elect a majority of the Company’s directors. As a controlled company, we rely on the exemptions under the Nasdaq Rules and consequently, do not have: (i) a board comprised by a majority of independent directors; (ii) the compensation of our executive officers determined by a majority of independent directors; (iii) a compensation committee or compensation committee charter; and (iv) an independent nominating function for director elections.

We have nevertheless determined that three of six members of our Board are “independent directors” within the meaning of the Nasdaq Rules. The Nasdaq Rules define an “independent director” generally as a person, other than an officer or employee of a company or its subsidiaries or any other individual having a relationship which, in the opinion of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

In determining director independence, our Board will consider all relevant facts and circumstances in making an independence determination. The Board’s policy is to review the independence of all directors at least annually. In the event a director has a relationship with the Company that is relevant to his or her independence, the Board will determine in its judgment whether such relationship is material. The Board undertook its annual review of director independence and, as a result of this review, affirmatively determined that each of Mr. Chadwick, Mr. Kelly and Mr. Stevens is an “independent director” within the meaning of the Nasdaq Rules.

Board Structure

Our Amended and Restated Bylaws expressly provide our Board with the ability to combine or separate the positions of Chairman of the Board and Chief Executive Officer (the “CEO”), if so elected by the Board and in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. Mr. Fertitta serves as Chairman of the Board and CEO of the Company. The combined role of Chairman and CEO, in the case of the Company, means that the Chairman of the Board has longstanding experience in the entertainment and gaming industries, managing public companies and has ongoing executive responsibility for the Company. In the Board’s view, Mr. Fertitta’s Chairman role enables the Board to better understand the Company and work with management to enhance stockholder value. In addition, as CEO, Mr. Fertitta is able to effectively communicate the Board’s view to management, thereby ensuring a common purpose and consistent leadership. Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Because the composition of our Board has a strong slate of three out of six independent directors, we do not believe that it is necessary to formally designate a lead independent director, although the Board may consider appointing a lead independent director if the circumstances change.

Committees of the Board of Directors

The only standing committee of the Board is the Audit Committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.

Audit Committee

Our Audit Committee currently consists of Mr. Chadwick, Mr. Stevens and Mr. Kelly, each of whom has been determined to be “independent” for purposes of Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10A-3 thereunder and the Nasdaq Rules applicable to audit committees. Mr. Chadwick currently serves as the chair of our Audit Committee. Our Board has determined that each of the members of the Audit Committee is financially literate, as determined by the Board in its business judgment and as such qualification is defined by the Nasdaq Rules. Mr. Chadwick, Mr. Stevens and Mr. Kelly are financially literate because they can read and understand fundamental financial statements, including the Company’s balance sheet, statement of operations and cash flow statement, pursuant to the requirements of the rules and regulations of the Nasdaq Stock Market (“Nasdaq”). In addition, our Board has determined that Mr. Chadwick qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K. The Board reached its conclusion as to Mr. Chadwick’s qualification based on, among other things, his extensive experience in the commercial, investment and merchant banking businesses since 1975, particularly as a corporate financial advisor, as well as his tenure as a board and audit committee member for numerous public and private companies.

The duties and responsibilities of the Audit Committee are set forth in its charter, and include the following:

●	carrying out the responsibilities and duties delegated to it by the Board, including its oversight of our financial reporting policies, our internal controls and our compliance with legal and regulatory requirements applicable to financial statements and accounting and financial reporting processes;
●	being directly responsible for the appointment, retention, replacement and oversight of our independent registered public accounting firm and reviewing and evaluating its qualifications, performance and independence;

●	reviewing and pre-approving the audit and non-audit services and the payment of compensation to the independent registered public accounting firm;
●	reviewing reports from, and material written communications between, management and the independent registered public accounting firm, including with respect to major issues as to the adequacy of the Company’s internal controls, to the extent applicable;
●	reviewing and approving any related party transaction that is required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”) and prior to our entering into such transaction;
●	overseeing the responsibilities, budget and staffing with respect to, and reviewing the work of our internal audit function; and
●	reviewing and discussing with management and the independent registered public accounting firm our guidelines and policies with respect to risk assessment and risk management.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Audit Committee include reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements and quarterly financial statements prior to inclusion in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or other public dissemination in accordance with applicable rules and regulations of the SEC.

On behalf of the Board, the Audit Committee plays a key role in the oversight of the Company’s risk management policies and procedures.

Our Audit Committee charter is available on the Corporate Governance page of our Investor Relations website at https://www.gnoginc.com. Information appearing on our website is not incorporated by reference into this Proxy Statement.

Board Oversight of Compensation

As a “controlled company” as defined under the Nasdaq Rules, the Company is not required to have a compensation committee or a compensation committee charter providing for, among other things, the authority and funding to retain compensation consultants or other advisors. Pursuant to our Amended and Restated Bylaws, our Board has the authority to fix the compensation of directors, including for directors’ service on a committee of the Board. In this capacity, our Board:

●	develops guidelines for and determines the compensation of our executive officers (in the case of our Chairman and CEO, without him present);
●	reviews recommendations from the CEO with respect to compensation for the other executive officers, including benefits and perquisites, incentive compensation plans and equity-based plans for recommendation to the Board;
●	oversees risks relating to the Company’s compensation policies, practices and procedures;
●	reviews director compensation levels and practices, and determines, from time to time, changes in such compensation levels and practices; and
●	administers the Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan (the “Incentive Plan”), oversees compliance with the requirements under the Nasdaq Rules that stockholders of the Company approve equity incentive plans (with limited exceptions under such standards), and approves grants of equity and equity-based awards.

Our Board receives input and recommendations from the CEO, but is not bound by such recommendations. These are generally based on each executive officer’s individual performance, a review of each executive officer’s job responsibilities, seniority and expected contributions and the competitive market for such executives. Neither the Board nor management engaged a compensation consultant for compensation related to Fiscal 2021.

Code of Conduct

We maintain a Code of Conduct that is applicable to all of our directors, officers and employees, including our Chairman and Chief Executive Officer, Chief Financial Officer and other senior financial officers. The Code of Conduct sets forth standards of ethical business conduct, including conflicts of interest, compliance with applicable laws, rules and regulations, timely and truthful disclosure, protection and proper use of our assets and reporting mechanisms for illegal or unethical behavior. This Code of Conduct also satisfies the requirements for a code of ethics as defined by Item 406 of Regulation S-K promulgated by the SEC. Any waiver of any of the codes of conduct for executive officers or directors may be made only by our Board or a Board committee to which the Board has delegated that authority and will be promptly disclosed to our stockholders on our website as required by applicable United States federal securities laws and the Nasdaq Rules. Amendments to the Code of Conduct must be approved by our Board and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website. The Code of Conduct may be found on the Corporate Governance page of our Investor Relations website at https://www.gnoginc.com/code-of-conduct.

Director Nomination Process

Our Board does not have a nominating committee or any other committee serving a similar function. The nomination of director nominees is instead overseen by our full Board. The nomination of each of the director nominees standing for election at the Annual Meeting was unanimously approved by our Board.

We believe that the current process we have in place functions to select director nominees who will be valuable members of our Board. While our Board has not adopted written guidelines on the qualifications of properly submitted candidates for election, it weighs the characteristics, experience, independence and skills of potential candidates, and, in considering candidates, assesses the size, composition and combined expertise of the current Board. When evaluating a person for nomination for election to the Board, the qualifications and skills considered by the Board include, but are not limited to the following: whether or not the person will qualify as a director who is “independent” under applicable laws and regulations, including the applicable Nasdaq Rules; whether the person is qualified under applicable laws and regulations to serve as a director of the Company; whether the person is willing to serve as a director, and willing to commit the time necessary for the performance of the duties of a director; the contribution that the person can make to the Board, with consideration being given to the person’s business experience, education and such other factors as the Board may consider relevant; and the character and integrity of the person. At a minimum, the Board seeks individuals who have displayed high ethical standards, integrity, sound business judgment and a willingness to devote adequate time to Board duties. Qualifications for consideration as a nominee may also vary according to the particular areas of expertise being sought as a complement to the existing Board composition. Continuing directors are evaluated by the Board in the same way, including the continuing director’s past contributions to the Board in such evaluation and other perceived needs of the Board. In addition, although the Board does not have a formal diversity policy, the Board considers diversity of viewpoints, backgrounds and experiences.

In identifying prospective director candidates, the Board may use multiple sources, including its members’ contacts and referrals from other directors, members of management, the Company’s advisors and executive search firms. The Board uses the same criteria for evaluating candidates regardless of the source of the referral. When considering director candidates, the Board seeks individuals with backgrounds and qualities that, when combined with those of our incumbent directors, provide a blend of skills and experience to further enhance the Board’s effectiveness.

When considering whether our incumbent directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business, and as such have nominated the incumbent directors for reelection at the Annual Meeting.

In particular, the Board considered the following important characteristics of our directors when reviewing our Board composition as a whole: (i) Mr. Fertitta, our Chairman and CEO, has significant leadership experience as both a director and officer of public companies, with specialized experience in managing the affairs of post-combination entities in the dining, hospitality, entertainment and gaming industries; (ii) Mr. Liem is a Certified Public Accountant in Texas, and has served in financial leadership positions in several public companies within the gaming and entertainment industries; (iii) Mr. Scheinthal has been licensed to practice law in Texas for over 35 years and has experience in private practice as well as in various corporate governance and securities law compliance roles on behalf of all Fertitta Entertainment, Inc. companies; (iv) Mr. Chadwick has over 40 years of experience in providing financial advisory services to both public and private companies, particularly with respect to commercial, investment and merchant banking, and has served on numerous boards and audit committees, including for affiliated entities of Fertitta Entertainment, Inc.; (v) Mr. Stevens has significant board experience as well as sales and marketing leadership experience in the sports industry for the New York Giants and the Washington (NFL) Football Team; and (vi) Mr. Kelly has unique leadership experience, having held several commander positions in the United States Navy and NASA, and has been a member of several boards and committees, including for affiliated companies of Fertitta Entertainment, Inc. As we are a “controlled company,” our Board also considered the importance of including a mix of both independent directors and directors previously affiliated with our controlling stockholder Fertitta Entertainment, Inc.

ITEM 11. EXECUTIVE COMPENSATION

This section sets forth certain information required by the rules of the SEC regarding the compensation for the fiscal year ended December 31, 2021 (“Fiscal 2021”) of the Company’s “Named Executive Officers” (defined as (i) all individuals who served as, or acted in the capacity of, the Company’s principal executive officer for Fiscal 2021 and (ii) the Company’s two most highly compensated executive officers, other than anyone who acted as the Company’s principal executive officer, who were serving as executive officers at the end of Fiscal 2021). This section also contains information on director compensation.

The Company’s Named Executive Officers for Fiscal 2021 (who are also its only current executive officers) are as follows:

Officer	Title
Tilman J. Fertitta	Chairman of the Board and CEO
Michael J. Harwell	Chief Financial Officer (“CFO”)
Thomas Winter	President

Mr. Fertitta was the Co-Chairman and CEO of the Company from its initial public offering until the closing of the Acquisition Transaction and became Chairman and CEO of the Company following the closing of the Acquisition Transaction. At the closing of the Acquisition Transaction, Messrs. Harwell and Winter were appointed to their roles and Mr. Fertitta continued in his role at the Company after the closing of the Acquisition Transaction. The Company employs Messrs. Fertitta, Harwell and Winter, and has an employment agreement with Mr. Winter, which was entered into at the closing of the Acquisition Transaction.

Summary Compensation Table

The table below sets forth the annual compensation paid to each Named Executive Officer in relation to the Company’s business in Fiscal 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($)(3)		Stock Awards ($)(5)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Tilman J. Fertitta, Chairman and CEO	2021	75,000	(1)	-		5,971,500	-	-	6,046,500
	2020	-		-		-	-	-	-
Michael J. Harwell, CFO	2021	210,000		42,000		-	-	-	252,000
	2020	1,644	(2)	40,000		892,150	-	-	933,794
Thomas Winter, President	2021	400,000		2,800,000	(4)	600,002	700,000(6)	12,000(7)	4,512,002

2020	3,143	(2)	2,500,000	(4)	25,490,000	-	-	27,993,143

(1)

Represents a pro-rated salary from April 1, 2021 until December 31, 2021, based on the annual base salary for Fiscal 2021 of Mr. Fertitta of $100,000. For more information, see “Narrative Disclosure to Summary Compensation Table—Mr. Fertitta—Cash Compensation.”

(2)

Represents a pro-rated salary from the closing of the Acquisition Transaction on December 29, 2020 until December 31, 2020, based on the annual base salary for the fiscal year ended December 31, 2020 (“Fiscal 2020”) for Mr. Harwell of $200,000 and Mr. Winter of $382,454, respectively.

(3)

Represents discretionary cash awards paid for performance in the covered year. For more information on the terms of these awards, see “Narrative Disclosure to Summary Compensation Table—Mr. Harwell—Cash Compensation—Cash Awards” and “Narrative Disclosure to Summary Compensation Table—Mr. Winter—Cash Compensation—Cash Awards.”

(4)

Includes the annual installment of a cash award of $7,500,000 payable in three installments, $2,500,000 of which was paid on December 31, 2020 for performance in Fiscal 2020, with the first remaining $2,500,000 installment paid on December 31, 2021 and the second remaining $2,500,000 installment to be paid on December 31, 2022, subject, in each case, to Mr. Winter’s continued employment through such dates. For more information, see “Narrative Disclosure to Summary Compensation Table—Mr. Winter—Employment Agreement.”

(5)

Represents the full fair value at grant date computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. The assumptions applied in determining the fair value of the awards are discussed in Notes 2 and 9 to our audited consolidated financial statements for the year ended December 31, 2021. For more information on the terms of these awards, see “Narrative Disclosure to Summary Compensation Table—Mr. Fertitta—Stock Awards,” “Narrative Disclosure to Summary Compensation Table—Mr. Harwell—Stock Awards” and “Narrative Disclosure to Summary Compensation Table—Mr. Winter—Stock Awards.”

(6)

Represents a cash award paid for performance in the covered year based on the achievement of pre-set performance metrics. For more information on the terms of this award, see “Narrative Disclosure to Summary Compensation Table—Mr. Winter—Cash Compensation—Cash Awards.”

(7)	Represents a car allowance of $1,000 per month. For more information, see “Narrative Disclosure to Summary Compensation Table—Mr. Winter—Employment Agreement.”

Narrative Disclosure to Summary Compensation Table

Mr. Fertitta

Cash Compensation

Although Mr. Fertitta is an executive officer of and provides services to the Company, he is employed by Golden Nugget, LLC, a wholly owned subsidiary of Fertitta Entertainment, Inc. In Fiscal 2021, based on a review of the compensation practice of the Company’s peers, the Compensation Committee determined to provide Mr. Fertitta an annual base salary of $100,000, which took effect on April 1, 2021 and as such was pro-rated to $75,000 for Fiscal 2021. The Company generally sets base salaries at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience.

Additionally, pursuant to the terms of the Trademark License Agreement, GNOG LLC, a wholly owned subsidiary of the Company, is required to pay to GNLV, LLC, a wholly owned subsidiary of Golden Nugget, LLC, a monthly royalty equal to 3% of net gaming revenue (the “Monthly Royalty”). For more information, see “Business—Trademark License Agreement.” While Mr. Fertitta receives cash and other compensation from and participates in employee benefit plans sponsored by Golden Nugget, LLC, none of the Monthly Royalty is allocated as compensation expense for Mr. Fertitta’s service to the Company, and the Company and GNOG LLC do not reimburse GNLV, LLC or Golden Nugget, LLC for any such compensation expense. Accordingly, Golden Nugget, LLC has informed the Company that it cannot identify the portion of the Monthly Royalty awarded to Mr. Fertitta by Golden Nugget, LLC in Fiscal 2021 that relates solely to his services to the Company.

Stock Awards

On April 14, 2021, Mr. Fertitta received an award of 250,000 restricted stock units (“RSUs”) vesting in shares of Class A common stock in three equal annual installments on each of the first three anniversaries of the grant date, subject to his continued service through each vesting date. Additionally, on the same day, Mr. Fertitta received an award of 150,000 performance-vesting RSUs (“PSUs”), vesting on each of the first three anniversaries of the grant date, subject to Mr. Fertitta’s continued service and the Class A common stock attaining a closing stock price of at least $20 for 10 trading days during a 90-day trading period prior to the end of the third anniversary of the grant date (the “Performance Condition”). If the Performance Condition is met during this three-year period, any already time-vested PSUs will vest fully on satisfaction of the Performance Condition, and any PSUs that have not yet time-vested before the achievement of the Performance Condition will vest on satisfaction of the time-vesting requirement. The Performance Condition was met in Fiscal 2021, such that all 150,000 PSUs will vest on April 14, 2022, subject to Mr. Fertitta’s continued service through such date. Both the RSU and PSU grant were made under the Incentive Plan.

Mr. Harwell

Cash Compensation

Base Salary

For Fiscal 2021, Mr. Harwell’s annual base salary was $210,000.

Cash Awards

For his performance in Fiscal 2021, Mr. Harwell received a discretionary cash bonus of $42,000.

Stock Awards

Mr. Harwell did not receive any equity awards in Fiscal 2021.

Mr. Winter

Cash Compensation

Base Salary

For Fiscal 2021, Mr. Winter’s annual base salary was $400,000, pursuant to the terms of Mr. Winter’s employment agreement as described under “— Employment Agreement.”

Cash Awards

For his performance in Fiscal 2021, Mr. Winter received a cash award of $700,000, which was his Annual Performance Bonus under his employment agreement, and a cash award of $300,000, which was his Annual Discretionary Bonus under his employment agreement. For more information on the Annual Performance Bonus and Annual Discretionary Bonus, see “— Employment Agreement.”

Additionally, Mr. Winter received a cash award of $7,500,000 in Fiscal 2020, which was his Initial Cash Award under his employment agreement, paid in three installments, subject to his continued employment through such dates. After being paid the first installment of $2,500,000 on December 31, 2020 in reward for his services in completing the transactions at the closing of the Acquisition Transaction, Mr. Winter was paid the second installment of $2,500,000 on

December 31, 2021, based on his continued employment through such date. As such, a bonus payout of $2,500,000 is reported for Mr. Winter for performance in each of Fiscal 2021 and Fiscal 2020. For more information on the Initial Cash Award, see “—Employment Agreement.”

 Stock Awards

On January 1, 2021, Mr. Winter received 30,457 RSUs under the Incentive Plan vesting in shares of Class A common stock on each of the first two anniversaries of the grant date, which was his Annual Equity Grant under his employment agreement. For more information on the Annual Equity Grant, see “—Employment Agreement.”

Employment Agreement

Mr.  Winter entered into an employment agreement with the Company, effective as of the Acquisition Transaction Closing on December 29, 2020. Subject to earlier termination in accordance with the agreement, the agreement provides for a term through December 31, 2024, with an annual base salary of $400,000 (which change took effect on January 1, 2021). In accordance with and pursuant to the agreement, Mr. Winter received upon the closing of the Acquisition Transaction, (i) an initial equity award of 1,000,000 RSUs (the “Initial Equity Award”) and (ii) an initial cash award of $7,500,000 (the “Initial Cash Award”) payable as follows: (a) $2,500,000 on or within five days following the closing of the Acquisition Transaction, which was paid on December 31, 2020, (b) $2,500,000 on December 31, 2021, subject to continued employment with the Company, which was paid on December 31, 2021, and (c) $2,500,000 on December 31, 2022, subject to continued employment with the Company. The Initial Equity Award vests in four equal installments over a four-year service period following the date of grant, conditioned upon Mr. Winter’s continued employment (except in connection with certain terminations as summarized below under “Potential Payments upon a Termination or Change of Control—Mr. Winter”).

The agreement also provides for, beginning in 2021, annual RSUs in an amount equal to $600,000 under the Incentive Plan, with each such award to vest in two equal installments over a two-year service period (and subject to accelerated vesting as set forth in the agreement) (the “Annual Equity Grant”). Additionally, the agreement provides for, beginning in 2021, (i) an annual performance bonus opportunity equal to 175% of Mr. Winter’s base salary (but, in any event, not to exceed $700,000), based upon the attainment of certain performance metrics established by the CEO or Compensation Committee, if applicable (the “Annual Performance Bonus”) and (ii) an annual discretionary bonus in an amount up to $300,000, payable in cash or restricted stock, to be paid at the sole discretion of the CEO or the Compensation Committee, if applicable (the “Annual Discretionary Bonus”).

The performance metrics for the Annual Performance Bonus are determined by the CEO or Compensation Committee, if applicable. For Fiscal 2021, the performance metric was revenue. If the Annual Discretionary Bonus is paid, and is paid in restricted stock, the restricted stock award will vest two years from the date of grant (or, if earlier, as of the end of the term of the agreement), conditioned upon Mr. Winter’s continued employment (except in connection with certain terminations as summarized below). Mr. Winter is eligible to participate in the benefit plans generally provided to other employees of the Company, as well as reimbursement for certain reasonable business expenses. Additionally, Mr. Winter is eligible to receive, and received in Fiscal 2021, fringe benefits and perquisites consistent with the practices of the Company and governing benefit plan requirements, and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company, including (i) a car allowance of $1,000 per month and (ii) a technology allowance of $100 per month.

Mr. Winter is subject to restrictive covenants as follows: (1) a post-termination non-compete that runs through (a) if his employment is terminated during the term of the agreement, two years after termination of employment, (b) if his employment is terminated during the term of the agreement without Cause within 12 months following a Change of Control, one year after termination of employment, or (c) if Mr. Winter’s employment is terminated at the end of or following the term of the agreement, six months following such termination, subject to the Company’s option to extend the non-compete for six additional months by paying Mr. Winter his base salary plus a pro-rata portion of the target amount of his Annual Performance Bonus in equal installments over such additional six-month period; (2) confidentiality restrictions until the time period such confidential information becomes public knowledge other than due to Mr. Winter’s breach of the agreement; and (3) customer and employee non-solicitation and noninterference that runs through the 36-month period following the termination of Mr. Winter’s employment for any reason.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2021.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(6)
Tilman J. Fertitta	04/14/2021	250,000(1)	2,487,500	—	—
	04/14/2021	—	—	150,000(2)	1,492,500
Michael J. Harwell	12/29/2020	28,000(3)	278,600	—	—
Thomas Winter	1/1/2021	30,457(4)	303,047	—	—
	12/29/2020	750,000(5)	7,462,500	—	—

(1)

Represents an award of 250,000 RSUs granted under the Incentive Plan, vesting in shares of Class A common stock in three equal annual installments on each of the first three anniversaries of the grant date, subject to continued service through each vesting date. For more information, see “Narrative Disclosure to Summary Compensation Table—Mr. Fertitta—Stock Awards.”

(2)

Represents an award of 150,000 PSUs granted under the Incentive Plan, vesting in full in shares of Class A common stock on April 14, 2022, subject to Mr. Fertitta’s continued service through such date, based on the Performance Condition having been attained in Fiscal 2021. For more information, see “Narrative Disclosure to Summary Compensation Table—Mr. Fertitta—Stock Awards.”

(3)

Represents an award of 35,000 RSUs granted under the Incentive Plan, one-fifth of which vested in shares of Class A common stock on the first anniversary of the grant date of December 29, 2021, with the remainder vesting in shares of Class A common stock in four equal annual installments on the remaining four anniversaries of the grant date, subject to Mr. Harwell’s continued service through each such date. The award was granted in reward for Mr. Harwell’s services in completing the transactions in the Acquisition Transaction.

(4)

Represents an award of 30,457 RSUs granted under the Incentive Plan, vesting in shares of Class A common stock on each of the first two anniversaries of the grant date.  For more information, see “Narrative Disclosure to Summary Compensation Table—Mr. Harwell—Stock Awards” and “Narrative Disclosure to Summary Compensation Table—Mr. Winter—Stock Awards.”

(5)

Represents an award of 1,000,000 RSUs granted under the Incentive Plan, one-fourth of which vested in shares of Class A common stock on the first anniversary of the grant date of December 29, 2021, with the remainder vesting in shares of Class A common stock in three equal annual installments on the remaining three anniversaries of the grant date, subject to Mr. Winter’s continued service through each such date. The award was granted in reward for Mr. Winter’s services in completing the transactions in the Acquisition Transaction.

(6)	The market value of unvested equity awards is based on $9.95, the closing market price of the Company’s common stock on December 31, 2021.

 Potential Payments upon a Termination or Change of Control

Other than as described below, as of December 31, 2021, the Company is not a party to any agreement or understanding with respect to payments due to any of the Named Executive Officers following a termination or change of control.

Messrs. Fertitta and Harwell

In the event of a termination for any reason, unless otherwise determined by the Board of Directors, Mr. Fertitta’s unvested RSUs and PSUs and Mr. Harwell’s unvested RSUs will forfeit immediately upon the effective date of the termination. In the event of a Change of Control (as defined in the Incentive Plan), Mr. Fertitta’s unvested RSUs and PSUs and Mr. Harwell’s unvested RSUs will vest immediately upon the effective date of the Change of Control, provided that Mr. Fertitta continuously provides services to the Company on such date and Mr. Harwell is employed by the Company on such date, respectively.

Mr. Winter

Under the terms of Mr. Winter’s employment agreement, Mr. Winter’s employment may be terminated by either the Company or Mr. Winter at any time and for any reason upon 30 days’ prior written notice. Mr. Winter is entitled to certain severance benefits upon a termination without Cause (as defined in the agreement) or if Mr. Winter terminates his own employment for Good Reason (as defined in the agreement). Such severance benefits are conditioned upon the effectiveness and non-revocation of a release of claims in favor of the Company and include: (1) the balance of the Initial Cash Award not yet paid; (2) any accrued by unpaid Annual Performance Bonus with respect to any completed calendar year immediately preceding the termination date; (3) an amount equal to Mr. Winter’s base salary as in effect immediately prior to the termination date; (4) a pro-rata portion of the target amount of his Annual Performance Bonus for the fiscal year in which the termination date occurs; (5) if continuation coverage is timely and properly elected, a health plan continuation coverage subsidy in the form of reimbursement for up to the 12-month period following the termination date; and (6) the acceleration and full vesting of any unvested equity awards granted to Mr. Winter. If Mr. Winter’s employment terminates because of his death or disability (as defined in the agreement) during the term, Mr. Winter will receive: (1) the balance of the Initial Cash Award not yet paid; (2) any accrued but unpaid Annual Performance Bonus with respect to any completed calendar year immediately preceding the termination date; and (3) the acceleration and full vesting of any unvested equity awards granted to Mr. Winter.

Additionally, under the terms of Mr. Winter’s employment agreement, Mr. Winter is also entitled to certain benefits upon a Change in Control (as defined in the agreement) of the Company during his employment. If the Company undergoes a Change in Control, all unvested equity awards granted to Mr. Winter will fully vest upon such Change in Control and Mr. Winter will be paid the balance of any unpaid amounts of the Initial Cash Award. Additionally, if Mr. Winter’s employment is terminated without Cause or Mr. Winter resigns his employment for Good Reason within 12 months following the Change in Control, Mr. Winter would be entitled to certain severance benefits, conditioned upon the effectiveness and non-revocation of a release of claims in favor of the Company and include: (1) an amount equal to Mr. Winter’s base salary as in effect immediately prior to the termination date; (2) the target amount of the Annual Performance Bonus for the fiscal year in which the termination date occurs; and (3) if continuation coverage is timely and properly elected, a health plan continuation coverage subsidy in the form of reimbursement for up to the eighteen-month period following the termination date.

Compensation of Directors

The following sets forth information regarding compensation of the Company’s directors for Fiscal 2021. For information on compensation paid to Mr. Fertitta, see the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Michael S. Chadwick	62,000	72,905	134,905
G. Michael Stevens	50,000	72,905	122,905
Scott Kelly	50,000	72,905	122,905
Richard H. Liem	50,000	2,971,399	3,021,399
Steven L. Scheinthal	50,000	2,971,399	3,021,399

 Each of the Company’s non-employee directors receives an annual cash retainer of $50,000, paid quarterly in advance, and the chair of the Audit Committee receives an additional $12,000 annual cash retainer. We provide reimbursement to all of our directors for their reasonable expenses related to their service as members of the Board and any committee thereof.

In 2021, we paid each of our non-employee directors an award of 3,626 RSUs (with a grant date fair value of $47,899) on June 10, 2021, the date of the Company’s annual meeting of stockholders, which will vest in full on the earlier of June 30, 2022 and the date of the 2022 annual meeting of stockholders, subject to the director’s continued service through the vesting date and subject to acceleration in the event of a Change in Control.  Each of our independent non-employee directors also received an award of 1,283 RSUs (with a grant date fair value of $25,005) on February 2, 2021, which vested in full on June 10, 2021, the date of the 2021 annual meeting of stockholders. Additionally, in recognition of their consulting services to the Company as a newly public company using their vast relevant experience, our non-independent, non-employee directors received on February 2, 2021 an award of 150,000 RSUs (with a grant date fair value of $2,923,500), which vest in five equal annual installments on each of the first five anniversaries of the grant date, subject to their continued service through each vesting date and subject to acceleration upon a Change in Control or otherwise upon the determination of the CEO.

As of December 31, 2021, the directors held outstanding awards of unvested RSUs in the following amounts: Mr. Chadwick: 3,626; Mr. Stevens: 3,626; Mr. Kelly: 3,626; Mr. Liem: 153,326; and Mr. Scheinthal: 153,326.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and director that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

As of February 28, 2022, there were 46,878,464 shares of Class A common stock and 31,657,545 shares of Class B common stock issued and outstanding.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number of Shares of Class A Common Stock	% of Ownership of Class A Common Stock	Number of Shares of Class B Common Stock	% of Ownership of Class B Common Stock	% of Total Voting Power**
Greater than 5% Stockholders
Jefferies Financial Group Inc.(2)	4,213,541	8.0	-	*	1.9
Magnetar Financial LLC(3)	3,399,998	6.4	-	*	1.5
Versor Investments LP(4)	4,684,967	8.9	-	*	2.1
Asset Management Exchange Master ICAV(5)	4,745,366	9.0	-	*	2.1
BlackRock, Inc.(6)	2,622,392	5.0	-	*	1.2
The Goldman Sachs Group, Inc.(7)	2,393,769	4.5	-	*	1.1
Goldman Sachs &Co., LLC(8)	2,393,769	4.5	-	*	1.1
Named Executive Officers and Directors
Tilman J. Fertitta(9)	7,032,292	13.3	31,657,545	100.0	79.9
Richard H. Liem	30,000	*	-	*	*
Steven L. Scheinthal	30,000	*	-	*	*
Michael S. Chadwick	1,283	*	-	*	*
G. Michael Stevens	1,283	*	-	*	*
Scott Kelly	1,283	*	-	*	*
Thomas Winter	162,381	*	-	*	*
Michael Harwell	5,296	*	-	*	*
All Executive Officers and Directors as a group (8 persons)	7,265,101	13.8	31,657,545	100.0	79.9

*	Less than 1%.
**

Percentage of total voting power represents the combined voting power with respect to all shares of Class A common stock and Class B common stock, voting as a single class. Each share of Class B common stock is entitled to ten votes per share, subject to certain adjustments and limitations, and each share of Class A common stock is entitled to one vote per share. In accordance with the terms of the Charter, the voting power of the shares held by Mr. Fertitta and his affiliates is subject to an automatic downward adjustment to the extent necessary for the total voting power of all shares of common stock beneficially held by Mr. Fertitta and his affiliates not to exceed 79.9%.

(1)

Unless otherwise indicated, the business address of each of the entities, directors and executive officers in this table is c/o Golden Nugget Online Gaming, Inc., 1510 West Loop South, Houston, Texas 77027.

(2)

Based on a Schedule 13G/A filed on February 12, 2021, includes the following securities owned by Jefferies Financial Group Inc. and its consolidated subsidiaries: 1,271,875 shares of Class A common stock owned outright; and 2,941,666 shares of Class A common stock issuable upon the exercise of 2,941,666 private placement warrants, each of which is currently exercisable into one share of Class A common stock at a price of $11.50 per share and expires five years after the closing of the Acquisition Transaction. The business address of Jefferies Financial Group Inc. is 520 Madison Avenue, New York, NY 10022.

(3)

Based on a Schedule 13D filed on August 9, 2021, Magnetar Financial LLC claims to have sole voting and investment power with respect to 3,399,998 shares of Class A common stock. The business address of Magnetar Financial LLC is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(4)

Based on a Schedule 13G/A filed on January 12, 2022, Versor Investments LP claims to have sole voting and investment power with respect to 4,684,967 shares of Class A common stock. The business address of Versor Investments LP is 1120 Avenue of the Americas, 15th Floor, New York, New York 10036.

(5)

Based on a Schedule 13G/A filed on January 12, 2022, Asset Management Exchange Master ICAV claims to have sole voting and investment power with respect to 4,745,366 shares of Class A common stock. The business address of Asset Management Exchange Master ICAV is Riverside One, 47 – 42 Sir John Rogerson’s Quay, Grand Canal Dock, Dublin 2, D02 X576 Ireland.

(6)

Based on a Schedule 13G filed on February 4, 2022, BlackRock, Inc. claims to have sole voting and investment power with respect to 2,622,392 shares of Class A common stock. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(7)

Based on a Schedule 13G filed on February 14, 2022, The Goldman Sachs Group, Inc. claims to have sole voting and investment power with respect to 2,393,769 shares of Class A common stock. The business address of The Goldman Sachs Group, Inc. is 200 West Street, New York, New York 10282.

(8)

Based on a Schedule 13G filed on February 14, 2022, Goldman Sachs & Co., LLC claims to have sole voting and investment power with respect to 2,393,769 shares of Class A common stock. The business address of Goldman Sachs & Co., LLC is 200 West Street, New York, New York 10282.

(9)

The number of shares of Class A common stock includes 4,090,625 shares of Class A common stock owned outright and directly by Mr. Fertitta and 2,941,667 shares of Class A common stock underlying private placement warrants held by Mr. Fertitta. LF LLC is the record holder of the shares of Class B common stock reported herein. LF LLC is indirectly owned by FEI and Mr. Fertitta is the owner of FEI. As such, Mr. Fertitta may be deemed to have beneficial ownership of the shares of Class B common stock held directly by LF LLC. The Class B Units of Landcadia Holdco may be converted by LF LLC (and, as a result, Mr. Fertitta may be deemed to be the beneficial owner of an additional 31,350,625 shares of Class A common stock).

The following table provides information about our equity compensation plans as of December 31, 2021:

2
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders(1)	2,100,344	—	3,012,479	(2)
Equity compensation plan not approved by security holders	—	—	—
Total	2,100,344	—	3,012,479

(1)	Reflects shares of common stock underlying outstanding awards and/or available for future issuance under the Incentive Plan.
(2)

The 2020 Plan provided for an aggregate of 5,000,000 shares of Class A common stock to be delivered; provided, however, that the total number of shares of common stock that will be reserved, and that may be issued, under the Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares of common stock equal to one percent (1%) of the total outstanding shares of common stock on the last day of the prior calendar year. Additionally, under the Incentive Plan, the Board may act prior to January 1 of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the stipulated percentage.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 29, 2020, the Company (formerly known as Landcadia Holdings II, Inc., referred to as “Landcadia II”) completed the acquisition of GNOG LLC, a New Jersey limited liability company and wholly owned subsidiary of GNOG Holdings, LLC (“GNOG Holdco”). The acquisition was completed pursuant to the purchase agreement, dated June 28, 2020 (as amended on September 17, 2020 and December 20, 2020, the “Purchase Agreement”) by and among the Company, Landcadia Holdco, LLC, a Delaware limited liability company and newly formed, wholly owned subsidiary of the Company (“Landcadia HoldCo”), Landry’s Fertitta, LLC, a Texas limited liability company (“LF LLC”), GNOG Holdco, a Delaware limited liability company and newly formed, wholly owned subsidiary of LF LLC, and GNOG LLC (the transactions contemplated by the Purchase Agreement, the “Acquisition Transaction”). Following the closing of the Acquisition Transaction, we changed our name from “Landcadia Holdings II, Inc.” to “Golden Nugget Online Gaming, Inc.”

The following section describes all related person transactions, required to be reported under SEC rules, to which the Company (including as Landcadia II and after the Acquisition Transaction or with respect to GNOG LLC), was or has been party since January 1, 2020.

Acquisition Transaction

In connection with the completion of the Acquisition Transaction, on December 29, 2020, LF LLC contributed all of its membership interests in GNOG Holdco to Landcadia Holdco in exchange for (i) 31,350,625 Landcadia Holdco Class B Units, (ii) a corresponding number of shares of Class B common stock, (iii) cash consideration in an amount of $30.0 million and (iv) the repayment of $150.0 million of the principal amount of the term loans outstanding under the credit agreement, and a related prepayment premium in an amount of approximately $24.0 million, as well as accrued and unpaid interest in an amount of approximately $4.9 million. Following completion of the Acquisition Transaction, we has operated as an Up-C, meaning that substantially all of its assets are held indirectly, and its business is conducted, through GNOG LLC. Our only direct asset is its 59.5% membership interests in Landcadia Holdco, which owns all of the equity interests in GNOG Holdco and GNOG LLC. Landcadia Holdco Class B Units held by LF LLC represent a 40.5% economic interest in Landcadia Holdco. LF LLC is the holder of the 31,657,545 shares of Class B common stock, which carry 10 votes per share, provided that the voting power of such shares held by Mr. Fertitta and his affiliates will be subject to an automatic downward adjustment to the extent necessary for the total voting power of all shares of common stock beneficially held by Mr. Fertitta and his affiliates not to exceed 79.9%.

Second A&R Intercompany Note

In connection with the Acquisition Transaction, LF LLC and GNOG LLC entered into the Second A&R Intercompany Note, which amended and restated that certain Amended and Restated Intercompany Note, dated December 16, 2020, by LF LLC and GNOG LLC (the “First Intercompany Note”), to continue to act as a guarantee to the credit agreement and provided for, among other things, (a) a reduction in the principal amount outstanding under the First A&R Intercompany Note by $150.0 million, which reduction occurred at closing, and (b) a reduction in the amounts payable thereunder to 6% per annum, to be paid quarterly on the outstanding balance from day to day thereunder. The Second A&R Intercompany Note will continue to provide for a corresponding reduction in the remaining principal amount due and owing thereunder for each payment made under the credit agreement that reduces the principal amount of the loans under the credit agreement. The A&R HoldCo LLC agreement provides for additional issuances of Class B Units and the equivalent number of shares of Class B common stock to LF LLC in consideration of the payments described in clause (b) above to be made by LF LLC to GNOG LLC pursuant to the terms of the Second A&R Intercompany Note, with such payments and equity issuances being treated as capital transactions for accounting purposes. Pursuant to the First Intercompany Note, amounts paid for the year ended December 31, 2020 and recorded as additional capital contributions from the parent of GNOG LLC totaled $16.8 million.

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

Tax Receivable Agreement

In connection with the Acquisition Transaction, we entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with LF LLC. The Tax Receivable Agreement provides for payment to LF LLC in respect of 85% of the U.S. federal, state and local income tax savings allocable to us from Landcadia Holdco and arising from certain transactions, including (a) certain transactions contemplated under the Purchase Agreement and (b) the exchange of LF LLC’s Class B Units for shares of our Class A common stock, par value $0.0001 per share, as determined on a “with and without” basis, and for an early termination payment to LF LLC in the event of a termination with a majority vote of disinterested directors, a material breach of a material obligation, or a change of control, subject to certain limitations, including in connection with available cash flow and financing facilities. Assuming no exchange of LF LLC’s Class B Units pursuant the A&R Holdco LLC Agreement (as defined below), the estimated liability under the Tax Receivable Agreement (“TRA liability”) of $24.2 million and $23.3 million was recognized in our consolidated balance sheets as of December 31, 2021 and 2020, respectively. Payments for such TRA liability will, subject to certain limitations, including in connection with available cash flow and financing facilities, be made annually in cash and are expected to be funded with tax distributions from Landcadia Holdco. The Tax Receivable Agreement payments will commence in the year following our ability to realize tax savings provided through the transaction and, at this time, are expected to commence in 2025 (with respect to taxable periods ending in 2024). The amount and timing of such Tax Receivable Agreement payments may vary based upon a number of factors. The Tax Receivable Agreement also provides for an accelerated lump sum payment on the occurrence of certain events, among them a change of control. Based upon certain assumptions, it is estimated that such early termination payment could amount to approximately $205.5 million. It is anticipated that such early termination payments may be made from the proceeds of such change of control transaction; however, we may be required to fund such early termination payments from other sources and there can be no assurances that the Company will be able to finance such obligations in a manner that does not adversely affect its working capital or financial conditions. The DraftKings Merger will not result in a TRA liability, as LF LLC has agreed to waive, in accordance with the terms of the Support Agreement, any payments due under Article IV of the Tax Receivable Agreement contingent upon the consummation of the DraftKings Merger. In addition, pursuant to the terms of the Support Agreement contingent upon the consummation of the DraftKings Merger, LF LLC has agreed to have the Tax Receivable Agreement terminate and be of no further force or effect and have all liabilities and obligations thereunder, including the TRA liability, be fully satisfied, extinguished and released.

Trademark License Agreement

In connection with the Acquisition Transaction, GNOG LLC entered into a trademark license agreement (the “Trademark License Agreement”) with Golden Nugget and GNLV, pursuant to which GNLV has granted GNOG LLC an exclusive license to use certain “Golden Nugget” trademarks (and other trademarks related to our business) in connection with operating online real money casino gambling and sports wagering in the U.S. and any of its territories, subject to certain restrictions. The license has a twenty-year term that commenced on the closing date of the Acquisition Transaction. During the term of the agreement, we have agreed to pay Golden Nugget a monthly royalty payment equal to 3% of Net Gaming Revenue (as defined therein). Upon the tenth and fifteenth anniversary of the effective date of the Trademark License Agreement, the monthly royalty amount payable to GNLV will be adjusted to equal the greater of (i) 3% of Net Gaming Revenue and (ii) the fair market value of the licenses (as determined by an independent appraiser, if necessary).

While the trademarks licensed under the Trademark License Agreement generally will be exclusively licensed to us, in the event that (i) a new market or opportunity becomes available (e.g., pursuant to the legalization of online gaming in another jurisdiction), and (ii) we are unwilling, unable or otherwise fail to pursue such market or opportunity, Golden Nugget will be permitted to pursue such market or opportunity and utilize the trademarks covered by the Trademark License Agreement with respect thereto (such provision, the “Exclusive Area Adjustment”). For the avoidance of doubt, nothing in the Trademark License Agreement will restrict us (or Golden Nugget) from owning or operating an online-based casino using marks that are not covered by the Trademark License Agreement. We expensed $2.6 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively, under this agreement and the predecessor of the A&R Online Gaming Operations Agreement (together referred to as the “Royalty Agreements”). Amounts payable under the Royalty Agreements as of December 31, 2021 and 2020 are $0.5 million and $0.4 million, respectively, which is included in amounts payable to/receivable from an affiliate on our consolidated balance sheets.

In connection with the DraftKings Merger, GNOG LLC, Golden Nugget and GNLV agreed to amend the Trademark License Agreement pursuant to terms agreed to in the DraftKings Merger Agreement, including, among other things, to (i) extend the term of the Trademark License Agreement from twenty years to fifty years from the closing of the DraftKings Merger and (ii) eliminate the Exclusive Area Adjustment described above.

A&R Online Gaming Operations Agreement

Pursuant to an amended and restated online gaming operations agreement (the “A&R Online Gaming Operations Agreement”), GNAC granted GNOG LLC the right to host, manage, control, operate, support and administer, under GNAC’s land-based casino operating licenses, the “Golden Nugget”-branded online gaming business, the live dealer studio in New Jersey and the third-party operators. Under the A&R Online Gaming Operations Agreement, GNOG LLC is responsible for managing, administering and operating its online gaming business and providing services to GNAC in connection with the management and administration of certain platform agreements and GNAC is required to provide certain operational and infrastructure services to GNOG LLC in connection with its New Jersey operations. In addition to the royalty payable pursuant to the Trademark License Agreement, under the A&R Online Gaming Operations Agreement GNOG LLC is also obligated to reimburse GNAC for certain expenses incurred by GNAC in connection with the New Jersey online gaming business, such as New Jersey licensing costs, regulatory fees, certain gaming taxes and other expenses incurred by GNAC directly in connection with GNOG LLC’s operations in New Jersey. The A&R Online Gaming Operations Agreement has a term of five years commencing from April 2020 and is renewable by GNOG LLC for an additional five-year term. The A&R Online Gaming Operations Agreement also provides for, among other things, (a) minimum performance standards under which GNOG LLC is required to operate the “Golden Nugget”-branded online gaming business, and (b) an arm’s length risk allocation framework (including with respect to insurance and indemnification obligations). The A&R Online Gaming Operations Agreement, as modified by the master commercial agreement, dated as of August 9, 2021, by and between FEI and Crown Gaming Inc., an indirect, wholly owned subsidiary of DraftKings, is expected to remain in effect following the completion of the DraftKings Merger.

Lease Agreements

GNOG LLC leases a portion of the space within the Golden Nugget Atlantic City Hotel & Casino located at 600 Huron Ave, Atlantic City, NJ 08401 from GNAC for the operation of an online live casino table gaming studio from which live broadcasted casino games are offered to online gaming customers. The lease has a five-year term from April 27, 2020, plus one five-year renewal period. This lease is expected to remain in effect following the completion of the DraftKings Merger.

In connection with the closing of the Acquisition Transaction, GNOG LLC entered into office leases with Golden Nugget Atlantic City, LLC and Golden Nugget, LLC respectively, or their respective affiliates (collectively, the “Office Leases”). The Office Leases provide for annual rent payments of $88,128 for the office space leased in Houston, Texas and $24,252 for the office space leased in Atlantic City, New Jersey, subject to an increase of 10% for any renewal term and market rent increases in the event that GNOG LLC requires the use of additional office space during the term thereof. However, any amounts actually paid by GNOG LLC under the Trademark License Agreement and the A&R Online Gaming Operations Agreement will be credited against GNOG LLC’s rent obligations under the Office Leases. Each Office Lease will have a term of five years. In connection with any renewal of the term of the A&R Online Gaming Operations Agreement, GNOG LLC has an option to renew each Office Lease for the lesser of (i) five years or (ii) the length of the renewed term of the A&R Online Gaming Operations Agreement. Each Office Lease may be terminated by GNOG LLC or the respective landlord upon six months’ notice. These office leases are expected to remain in effect following the completion of the DraftKings Merger.

Services Agreement

In connection with the Acquisition Transaction, GNOG LLC entered into the Services Agreement with Golden Nugget to provide for the performance of certain services. Pursuant to the Services Agreement, GNAC and Golden Nugget have agreed to provide certain services and facilities, including payroll, accounting, financial planning and other agreed upon services, to GNOG LLC from time to time and GNOG LLC has agreed to provide continued management, consulting and administrative services to Golden Nugget’s applicable subsidiary in connection with retail sports betting conducted in such subsidiary’s brick-and-mortar casino. Under the services agreement, each party is responsible for its own expenses and the employer of any shared employee is responsible for such shared employee’s total compensation. The Services Agreement is expected to be terminated in connection with the completion of the DraftKings Merger. However, certain services are expected to continue on a transitional basis pursuant to a transition services agreement to be entered into in connection with the completion of the DraftKings Merger.

Agreement with Danville Development

On November 18, 2020, GNOG LLC entered into a definitive agreement with Danville Development, LLC (the “Danville Development”) for market access to the State of Illinois. Danville Development is a joint venture between Wilmot Gaming Illinois, LLC and GN Danville, LLC, a wholly owned subsidiary of Golden Nugget and an affiliate of GNOG LLC, formed to build a new “Golden Nugget”-branded casino in Danville, Illinois, pending obtaining all regulatory approvals. GN Danville, LLC will own a 25% equity interest in Danville Development and has an option to purchase the other equity interests in the future at a price to be determined pursuant to the definitive agreement. The definitive agreement has a term of 20 years and requires GNOG LLC to pay Danville Development a percentage of its online net gaming revenue, subject to minimum royalty payments over the term. In addition, under the definitive agreement, GNOG LLC holds the exclusive right to offer online sports betting and, if permitted by law in the future, online casino wagering. GNOG LLC has committed to cause a mezzanine loan to be provided in the amount of $30.0 million to Danville Development, which will indirectly benefit GN Danville, LLC, for the development and construction of the casino.

The foregoing agreements were entered into between related parties and were not the result of arm’s-length negotiations. Accordingly, the terms of the transactions may have been more or less favorable than might have been obtained from unaffiliated third parties.

Tax Sharing Agreement

Prior to the closing of the Acquisition Transaction, we were subject to a tax sharing agreement with the parent of GNOG LLC. Amounts owed under the tax sharing agreement as of December 31, 2021 and 2020 were $0.0 million and $2.2 million, respectively, included in payable to an affiliate on our consolidated balance sheets.

Landcadia II’s Related Party Transactions before the Acquisition Transaction

Administrative Services Agreement

We paid a total of $10,000 per month for office spaces, utilities and secretarial and administrative support to Fertitta Entertainment, Inc. from the time of our initial public offering on May 9, 2019 until December 29, 2020, the closing date of the Acquisition Transaction. We incurred and paid administrative services for fees of $120,000 during the year ended December 31, 2020.

Initial Public Offering Underwriting Commissions and Fees

In connection with the closing of the Acquisition Transaction, we paid financial and capital markets advisory fees to Jefferies LLC in the amounts of $2.5 million and $1.25 million, respectively. Jefferies LLC served as the underwriter for our initial public offering, and its indirect parent, Jefferies Financial Group Inc., served as one of the co-sponsors of our initial public offering. Jefferies LLC received a fee at the closing of the Acquisition Transaction in the amount of $11,068,750. The Company paid the fee using net proceeds from the trust account maintained by the Company’s trustee Continental Stock Transfer & Trust Company.

Insider Letter Agreement and Lock-Up Amendment

We entered into a letter agreement on May 6, 2019 in connection with our initial public offering, as amended by a lock-up amendment in connection with the closing of the Acquisition Transaction (the “Letter Agreement”) with certain insiders of the Company, including our sponsors Jefferies Financial Group Inc. and Fertitta Entertainment, Inc., Mr. Fertitta and certain of our directors and officers (the “Insiders”). Pursuant to the Letter Agreement, the Insiders agreed not to transfer any shares of Class A common stock held by them until the earliest of (A) one year after the closing of the Acquisition Transaction or (B) subsequent to the closing of the Acquisition Transaction, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing of the Acquisition Transaction, (y) if the last sale price of the Class A common stock equaled or exceeded $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 60 days after the closing of the Acquisition Transaction or (z) the date on which the Company completed a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, the Insiders agreed not to transfer any of the private placement warrants held by them (or any shares of Class A common stock issued or issuable upon the exercise of the private placement warrants), until 30 days after the closing of the Acquisition Transaction. The Letter Agreement and the lock-up period thereunder does not apply to the HoldCo Class B Units or shares of Class B common stock to be received by LF LLC pursuant to the Purchase Agreement.

GNOG LLC’s Related Party Transactions Before the Acquisition Transaction

Relationship with Landry’s LLC

Currently, Mr. Fertitta, our Chairman and CEO, indirectly owns 100% of the equity interests in Landry’s LLC. Prior to April 28, 2020, the Company’s business was operated by GNAC, which is also indirectly wholly owned by Mr. Fertitta. During this time, Landry’s LLC provided support services to GNAC online gaming division at no cost. On April 28, 2020, GNAC conveyed its online gaming business to us, and we entered into the Services Agreement. Each of Mr. Fertitta, Mr. Scheinthal, Mr. Liem, Mr. Winter and Mr. Harwell is currently employed by Landry’s LLC. Other than being the employer of certain of our executive officers, Landry’s LLC did not have any role in the Acquisition Transaction. Following the closing of the Acquisition Transaction, Landry’s LLC and/or its affiliates provide support services to us, which may include the following: insurance, risk management, legal, information technology, accounting, finance, human resources, database management and construction services.

Related Party Transaction Policy

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board has adopted a written policy on transactions with related persons that is in conformity with the requirements upon issuers having publicly held common stock that is listed on Nasdaq. Under the policy:

●	any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by the Audit Committee or by the disinterested members of the Board (the “Approving Body”); and
●	any employment relationship or transaction involving an executive officer and any related compensation must be approved by the Compensation Committee, if any, or the Board for its approval (upon the recommendation of the Compensation Committee, if any).

Under the policy, a “related party transaction” means, among other things, any transaction that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.

 In connection with the review and approval or ratification of a related person transaction:

●	management must disclose to the Approving Body the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount of the related person’s direct or indirect interest in the transaction, and all the material information regarding the related person transaction or the related person in the context of the transaction;
●	management must advise the Approving Body as to whether the related person transaction complies with the terms of our agreements (including any agreements governing our material outstanding indebtedness) that limit or restrict our ability to enter into a related person transaction;
●	management must advise the Approving Body as to whether the related person transaction will be required to be disclosed in our applicable filings under the Securities Act, or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with the Securities Act, the Exchange Act and related rules; and
●	management must advise the Approving Body as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act of 2002.

In addition, the related person transaction policy provides that the Approving Body, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under the rules and regulations of the SEC, Nasdaq and the Code of Conduct.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Marcum for the audit of our financial statements for 2021 and 2020 and fees billed for other services rendered for those periods:

	For the Year ended	For the Year ended
	December 31, 2021	December 31, 2020
Audit Fees (1)	$255,500	$296,175
Audit-Related Fees (2)	$94,500	$65,405
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—
Total	$350,000	$361,580

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and the reviews of our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings, including in connection with review of registration statements and consents.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include due diligence related to mergers and acquisitions and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

The Audit Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Marcum’s independence and concluded that it was.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided to the Company by any independent registered public accounting firm prior to each engagement.

PART IV

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

2.4 +

Agreement and Plan of Merger, by and among DraftKings Inc., New Duke Holdco, Inc., Golden Nugget Online Gaming, Inc., Duke Merger Sub, Inc. and Gulf Merger Sub, Inc., dated as of August 8, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on August 10, 2021).

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

4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

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

Exhibit Number	Description

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

10.13

Letter Agreement, dated as of May 6, 2019, by and among the Company, Tilman J. Fertitta, Richard Handler, Richard H. Liem, Steven L. Scheinthal, Nicholas Daraviras, G. Michael Stevens, Michael S. Chadwick, Jefferies Financial Group Inc. and Fertitta Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 9, 2019).

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

10.17˄

Online Gaming Operations Agreement, dated as of November 18, 2020, by and between Golden Nugget Online Gaming, Inc. and Danville Development, LLC (incorporated by reference to Exhibit 10.17 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

Exhibit Number	Description
10.18#

Form of Golden Nugget Online Gaming, Inc. 2020 Incentive Award Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of the Proxy Statement on Schedule 14A for the year ended December 31, 2020 filed by the Company on March 31, 2021)

10.19

Restricted Stock Unit Award Agreement with Tilman J. Fertitta (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed by the Company on November 10, 2021)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by the Company on January 5, 2021).

23.1*	Consent of Marcum LLP, independent registered accounting firm for Golden Nugget Online Gaming, Inc.

24.1	Power of Attorney (included on the signature page to this Annual Report).

31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(d) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(d) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).
˄	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv).
*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Nugget Online Gaming, Inc.

By:	/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta
Chairman of the Board and Chief Executive Officer

Date: March 15, 2022

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

Name	Position	Date

/s/Tilman J. Fertitta	Chairman of the Board and Chief Executive Officer	March 15, 2022
Tilman J. Fertitta	(Principal Executive Officer)

/s/Michael J. Harwell	Chief Financial Officer (Principal Financial Officer	March 15, 2022
Michael J. Harwell	and Principal Accounting Officer)

/s/Richard H. Liem	Director	March 15, 2022
Richard H. Liem

/s/Steven L. Scheinthal	Director	March 15, 2022
Steven L. Scheinthal

/s/G. Michael Stevens	Director	March 15, 2022
G. Michael Stevens

/s/Michael S. Chadwick	Director	March 15, 2022
Michael S. Chadwick

/s/ Scott Kelly	Director	March 15, 2022
Scott Kelly